Form 10QSB
period 2006-09-30
UGODS, INC.
filed 2006-11-22
CIK 1344133

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 1 of 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-131131

UGODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2304161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9101 West Sahara, Suite 105-195, Las Vegas, NV	89117-5772
(Address of principal executive offices)	(Zip Code)

702-656-4919
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [           ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [    ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [           ] Yes [           ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2006, the registrant’s outstanding common stock consisted of 10,128,000 shares.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 1 of 20

PART I – FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of UGODS, Inc. (the “Company”, “Ugods”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

UGODS, Inc.

(A Development Stage Company)

July 31, 2006

(unaudited)

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 1 of 20

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

U Gods, Inc

(A Development Stage Company)

9101 W. Sahara, Suite 105-195

Las Vegas, NV 89117-5772

We have reviewed the accompanying balance sheet of U Gods Inc. (A Development Stage Company). as of July 31, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance  with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of U Gods Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

November 9, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 2 of 20

UGODS, Inc.

(a Development Stage Company)

Balance Sheets

(Unaudited)

		January 31,
	July 31,	2006
	2006	(Audited)

Current Assets
Cash and Cash Equivalents	$2,624	$ 3,297

Total Current Assets	2,624	3,297

Property and Equipment	-	-

Total Assets	$ 2,624	$ 3,297

Current Liabilities
Notes Payable - Related Party	$ 5,000	$ -

Total Current Liabilities	5,000	-

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	5,000	-

Stockholders' Equity

Common Stock, authorized
75,000,000 shares, par value
$0.001, issued and outstanding on
July 31, 2006 and January 31, 2006
is 10,128,000 respectively	10,128	10,128

Paid in Capital	50,872	50,872

Deficit Accumulated During the
Development Stage	(63,376)	(57,703)

Total Stockholders' Equity	(2,376)	3,297

Total Liabilities and Stockholders' Equity	$ 2,624	$ 3,297

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 3 of 20

U Gods, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					February 8,
	Six Months Ended		Three Months Ended		2005 (Inception)
	July 31,		July 31,		to July 31,
	2006	2005	2006	2005	2006

Revenue
Sales	$ -	$ -	$ -	$ -	$ -

Less: Cost of Goods Sold	-	-	-	-	-

Gross Profit	-	-	-	-	-

Expenses
Mine Exploration	-	5,500	-	4,000	13,500
General and Administrative	5,673	6,673	3,475	2,658	17,663
Depreciation and Depletion	-	-	-	-	-

Total Expenses	5,673	12,173	3,475	6,658	31,163

Operating Income /(Loss)	(5,673)	(12,173)	(3,475)	(6,658)	(31,163)

Other Income/(Expense)
Filing Fees - Public Offering	-	(31,413)	-	(400)	(32,213)

Income/(Loss) before Provision
for Income Taxes	(5,673)	(43,586)	(3,475)	(7,058)	(63,376)

Provision for Income Taxes	-	-	-	-	-

Net Income/(Loss)	$ (5,673)	$ (43,586)	$ (3,475)	$ 7,058)	$ (63,376)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average
Number of Shares	10,128,000	10,128,000	10,128,000	10,128,000
The accompanying notes are an integral part of these notes

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 4 of 20

U Gods, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

February 8, 2005 (Inception) to July 31, 2006

					(Deficit)
					Accumulated
					during
	Price	Common Stock		Paid in	Development	Total
	Per Share	Shares	Amount	Capital	Stage	Equity

Balance, February 8, 2005		-	$ -	$ -	$ -	$ -

Common Shares issued to founders for cash 8-Feb- 05	$ .0025	10,000,000	10,000	15,000		25,000

Common Shares issued for services 8-Feb-05	$ 0.01	400,000	400	3,600		4,000

Common Shares issued for cash 6-Apr-05	$ 0.25	128,000	128	31,872		32,000

Common Shares Cancelled 2-Nov-05		(400,000)	(400)	400
Net (Loss)					(57,703)	(57,703)
Balance, January 31, 2006		10,128,000	10,128	50,872	(57,703)	3,297

Net (Loss)					(5,673)	(5,673)

Balance, July 31, 2006		$10,128,000	$10,128	$50,872	$(63,376)	$(2,376)

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 5 of 20

U Gods, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

					February 8,
	Six Months Ended		Three Months Ended		2005 (Inception)
	July 31,		July 31,		to July 31,
	2006	2005	2006	2005	2006
Operating Activities:
Net Income/(Loss)	$(5,673)	$(43,586)	$(3,475)	$(7,058)	$ (63,376)
Adjustments to reconcile Net Income/(Loss):
Depreciation and Depletion
Common Stock Issued for Services	-	4,000	-	-	4,000

Balance Sheet Adjustments
(Increase)/Decrease in Accounts Receivable	-	-	-	-	-
Increase/(Decrease) in Accounts Payable	-	-	-	-	-
Net Cash (Used) by Operating Activities	(5,673)	(39,586)	(3,475)	(7,058)	(59,376)

Investment Activities:
Equipment	-	-	-	-	-

Net Cash (Used) by Investment Activities	-	-	-	-	-

Financing Activities:
Proceeds from Notes Payable - Related Party	5,000	-	-	-	5,000
Proceeds from Sale of Stock	-	57,000	-	-	57,000

Cash Provided by Financing Activities	5,000	57,000	-	-	62,000

Net Increase in Cash	(673)	17,414	(3,475)	(7,058)	2,624

Cash, Beginning of Period	3,297	-	6,099	24,472	-

Cash, End of Period	$ 2,624	$ 17,414	$ 2,624	$17,414	$ 2,624

Supplemental Information:
Interest Paid	$ -	$ -	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 6 of 20

U Gods, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(July 31, 2006 and January 31, 2006)

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

U Gods, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 8, 2005.

The Company’s principal business plan is to pursue mining opportunities in Canada.  The Company is considered a development stage enterprise.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Basis of Presentation

The statements were prepared following generally accepted accounting principles of the United

States of America consistently applied.

Fiscal Year

The Company operates on a January 31 fiscal year end.

Revenue Recognition

The Company will recognize mining revenue when products are fully delivered or services have been provided and collection is reasonable assured.

Cash and Cash Equivalents

For  the  purpose  of  the  statement  of  cash  flows,  cash  equivalents  include  all  highly  liquid investments with maturity of three months or less.

Equipment

Equipment is depreciated using the straight-line method over its estimated useful lives of 5 to 7 years and according to industry standards applicable in the oil and gas industry.  The booked well pipeline was put into service at the end of the fiscal year and has no depreciation for the reported period.

Use of Estimates

The  preparation  of  financial  statements  in  conformity  with  accounting  principles  generally

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 7 of 20

accepted  in  the  United  States  of  America  requires  management  to  make  estimates  and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Advertising

Advertising and marketing costs are expensed as incurred.

Earnings per Share

The  basic  earnings  (loss)  per  share  are  calculated  by  dividing  the  Company’s  net  income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods.  Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the three months ending July 31, 2006 and the year ended January 31, 2006:

	31-Jul-06	31-Jan-06
Numerator for Basic and Diluted EPS
Net Income /(loss) to common shareholders	$(5,673)	$(57,703)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	10,128,000	10,128,000
Earnings/(Loss) Per Share
Basic and Diluted	$(0.00)	$(0.01)

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided   into   two   general   categories,   based   upon   who   the   stock   receiver   is,   namely: employees/directors and non-employees/directors.  The employees/directors category is further divided  based  upon  the  particular  stock  issuance  plan,  namely  compensatory  and  non- compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 8 of 20

compensatory  stock  is  calculated  and  recorded  at  the securities’  fair  value  at  the  time  the  stock  is  given.    SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The common stock paid to non-employees was valued at the fair value, which is the preferred method.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3.

STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000 common shares authorized at a $0.001 par value per share.

On February 8, 2005 the Company issued 10,000,000 common shares at $0.0025 per share to its founders for $25,000 cash and issued 400,000 common shares $0.01 per share for services valued at $4,000.

On April 6, 2005 the company issued 128,000 common shares at $0.25 per share for $25,000 cash.

On November 2, 2005 the company cancelled the 400,000 shares previously issued for services.

NOTE 4.

PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $12,695, as of January 31, 2006, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $57,703.  The total valuation allowance is a comparable $12,695.

The provision for income taxes for the period ended January 31, 2006 follows:

Year Ended January 31,	2006

Change in Deferred Tax Asset	$ 12,695
Valuation Allowance	(12,695)
Current Taxes Payable	0
Provision for Income Taxes	$ 0.00

Below is a chart showing the estimated federal net operating loss and the year in which it

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 9 of 20

will expire.

Year	Amount	Expiration
2006	$57,703	2026

NOTE 5.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) and completing a merger with an existing operating company.  However, no assurance can be made that these plans will be successful.

NOTE 6.

NOTES PAYABLE – RELATED PARTY

The Company issued a Note Payable due on March 16, 2007 in the principal amount of $5,000 with interest payable at 6% to a related party.

NOTE 7.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04) This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re- handling costs may be so abnormal ass to require treatment as current period charges….” This Statement  requires  that  those  items  be  recognized  as  current-period  charges  regardless  of whether they meet the criterion of “so abnormal.”

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 10 of 20

In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This  Statement  amends  FASB  Statement  No.  66,  Accounting  for  Sales  of  Real  Estate,  to reference  the  financial  accounting  and  reporting  guidance  for  real   estate  time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No.154 Accounting Changes and Error Corrections (a replacement  of  APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 2 of 20

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We were incorporated as a Nevada company on February 8, 2005.  We are engaged in the acquisition, exploration and development of mineral properties since our inception.  We have no any subsidiaries.  We have only recently begun our current operations.  As of July 31, 2006, we have not yet earned any revenues, have had operational losses to date and we have an accumulated deficit. As of July 31, 2006, we had net losses since inception in the amount of $63,376.

On February 14, 2005, we acquired 100% working interest in 14 claims from Decoors Mining Corporation. This claim expired on January 24, 2006.

On November 1, 2006, we entered into a mineral property purchase agreement with Alexander Long, our President, to purchase a 100% interest in 9 claims in the Atlin vicinity of British Columbia.  We have agreed to pay $1,000 for the 100% interest in those nine claims subject to a 3% net smelter return. This consideration should be paid within 10 days of receipt of acceptance of the terms of the agreement.  In addition, in 2007 and in each future year until the 3% net smelter return is realized, Alexander Long is entitled to receive $5,000 every year.

Our objective is to conduct mineral exploration activities on a property in order to assess whether it does possess economic reserves of gold, platinum, silver and other ores.  We have not yet identified any economic mineralization on a property.  We did not yet begin a proposed exploration and prospecting program to search for valuable mineral deposits in the nine claims.

Description of Property

Our principal executive offices are located at Suite 105-195, 9101 West Sahara, Las Vegas, NV.

On November 1, 2006 we entered into an agreement with Alexander Long to purchase a 100% interest in 9 claims in the Atlin vicinity of British Columbia for a total purchase price of $1,000 in cash and a 3% net smelter return.  The nine claims’ tenure numbers are #539333, #539334, #539421, #539422, #539507, #539892, #539894, #539505, and #539506.

The nine claims are located in northern British Columbia in the Atlin Mining Division. The climate in this area of British Columbia is moderately cold in the winter and mild in the summer. Precipitation is strongly influenced by rain shadow effects. Winter snow accumulation is vast in our claim area and while winter temperatures are quite cold (-40oC). Local weather reports do reference strong and sustained winds that could present serious hazards to aircraft.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 3 of 20

Results of Operations for the Three Months and Six Months ended July 31, 2006 compared to the same period ended July 31, 2005 and for the Period from February 8, 2005 (Date of Inception) to July 31, 2006

For the three months and six months ended July 31, 2006 and July 31, 2005, we did not generate any revenues.  For the three months ended July 31, 2006 we incurred a net loss of $3,475, compared to a net loss of $7,058 for the same period in 2005.  For the six months ended July 31, 2006 we incurred a net loss of $5,673, compared to a net loss of $43,586 for the same period in 2005.

Our total expenses were $3,475 for the three months ended July 31, 2006, compared to $6,658 for the same period in 2005. Our total expenses for the six months ended July 31, 2006 were $5,673, compared to $12,173 for the same period in 2005. The decrease in total expenses between the two periods is largely the result of decreased mining exploration costs for our mining projects.

Our total expenses basically consist of general and administrative fees and mining exploration costs. Our general and administrative expenses consist of salaries, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and office equipment.  Our general and administrative fees were $3,475 for the three months ended July 31, 2006, compared to $2,658 for the same period in 2005. Our mining exploration costs were $nil for the three months ended July 31, 2006, compared to $4,000 for the same period in 2005. Our general and administrative fees were $5,673 for the six months ended July 31, 2006, compared to $6,673 for the same period in 2005. Our mining exploration costs were $nil for the six months ended July 31, 2006, compared to $5,500 for the same period in 2005.

Since our inception on March 30, 2005 to July 31, 2006, we did not generate any revenues and incurred a net loss of $63,376.  Since our inception on March 30, 2005 to July 31, 2006, our total expenses were $31,163, including $13,500 in mining exploration costs and $17,663 in general and administrative fees.

Plan of Operation

We plan to complete the following phases for the next year (beginning the early 2007):

Phase I:

Preliminary Work
Purchase of Maps, Photographs, Publications, etc	$200
Review Geological Survey Branch Files (living and travel)	$400
Wages	$1,000

Field Work (2 person crew, 3 weeks)
Mobilization and Travel	$2,000
Prospecting and Camping Gear	$1,000
Groceries and Supplies	$1,500
Helicopter (6 hours @ $1100/hour)	$6,600
Analytical Costs (100 samples)	$2,000

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 4 of 20

Wages (2 persons for 25 days @ $200/day/person)	$10,000

Subtotal:	$24,700
Allowance for unscheduled expense (15%):	$3,600
Anticipated Cost for Phase I:	$27,800

Phase II:

The budget of Phase II is variable based upon the findings of phase I.  We anticipate that a four person crew will be required to prospect, sample, trench and conduct geophysical surveys.  The Phase II is expected to need a budget of approximately $150,000.

Phase III:

The cost of Phase III is also dependant upon the findings of phase II.  Phase III would involve new and more dense geophysical surveys to ensure holes are drilled in the most prospective areas.  The Phase III is expected to have a budget of approximately $250,000.

Our financial statements disclose a going concern uncertainty.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  We may need additional funds to complete further development of our business plan outlined above.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.  If we are not able to obtain needed financing, we may have to cease operations.

Liquidity and Capital Resources

As of July 31, 2006, we had a working capital deficit of $2,376.  Our accumulated deficit was $63,376 as at July 31, 2006.  Our net loss of $63,376 from February 8, 2005 (inception) to July 31, 2006 was mostly funded by our equity financing.  During the three months ended July 31, 2006, we did not receive any cash from our equity financing.  During the six months ended July 31, 2006, we did not raise any money by equity financing, compared $57,000 for the same period in 2005.  Our cash and cash equivalents were $2,624 as at July 31, 2006, compared to $3,297 as at January 31, 2006.

Net cash used in operations was $59,376 from February 8, 2005 (inception) to July 31, 2006.  Net cash used in operations for the six months ended July 31, 2006 was $5,673, compared to $39,586 for the same period of 2005.  Net cash used in operations for the three months ended July 31, 2006 was $3,475, compared to $7,058 for the same period of 2005.  During the three months ended July 31, 2006, our average monthly cash requirement was $1,158.  At the end of the period as at July 31, 2006, we had cash of $2,624, which we anticipate will cover our costs for 2.2 months according to our current monthly burn rate.

We anticipate that after two months later our monthly expenses will increase to $43,000, which includes $3,000 monthly for general and administrative expenses and $40,000 monthly for exploration activities and professional fees.

We anticipate that we will incur substantial losses over the next two years.  We estimate that we will purchase maps, photographs, publications, review geological survey branch files, and conduct sampling, geophysical survey and dense geophysical surveys over the next 12 months

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 5 of 20

beginning the early 2007.  Total cash requirements to complete those steps will be approximately $513,800 set out as the following table:

Expense	Amount
Complete Phase I	27,800
Complete Phase II	150,000
Complete Phase III	250,000
Professional Fees (including legal, accounting and auditing fees)	50,000
General and Administrative Expenses	36,000
Total	513,800

Of the $513,800 we need for the next 12 months, we had $2,624 in cash or cash equivalents as of July 31, 2006.  The balance of our cash requirements for the next 12 months is approximately $511,000, which we intend to raise from private placements and possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through our equity financing, we may review other financing possibilities such as bank loans.  If we cannot raise at least $511,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are a development stage company and have generated no revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.  If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations.  These factors raise substantial doubt about our ability to continue as a going concern.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 6 of 20

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Lexington and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Known Material Trends and Uncertainties

As of July 31, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the  following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

•

Continue our equity financing by private placements and a public offering;

•

Lease some equipment as individual pieces, as opposed to entire units, if we are unable to build and purchase the entire units; and

•

Negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements.  Our actual results and our actual plan of operations may differ materially from what is stated above.  Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in note 2 of the notes to our historical financial statements.  We have identified below the accounting policy that would be of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We account for our stock based compensation based upon provisions in SFAS No.

123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided   into   two   general   categories,   based   upon   who   the   stock   receiver   is,   namely: employees/directors and non-employees/directors.  The employees/directors category is further

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 7 of 20

divided  based  upon  the  particular  stock  issuance  plan,  namely  compensatory  and  non- compensatory.  The employee/directors non-compensatory securities are recorded at the sales price, when the stock is sold.  The  compensatory  stock  is  calculated  and  recorded  at  the securities’  fair  value  at  the  time  the  stock  is  given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The common stock paid to non-employees was valued at the fir value, which is the preferred method.

ITEM 3.  CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.  There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 8 of 20

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES:

On February 8, 2005, we issued 10,000,000 shares of common stock to our President and director, Alexander Long at a price of $0.0025 each.  We received the total amount of $25,000.

On February 8, 2005, we issued 400,000 shares of common stock to Go Public First, Inc. for services and subsequently cancelled those 400,000 common shares for non performance on November 2, 2005.

On April 6, 2005, we issued 128,000 shares of common stock to 33 investors at a price of $0.25 each and received the total amount of $32,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5.  OTHER INFORMATION:

On November 1, 2006, we entered into a mineral property purchase agreement with Alexander Long, our President, director, C.E.O. and C.F.O., to purchase a 100% interest in nine mineral claims in the Atlin Mining Division of British Columbia.  The right acquired is free and clear of any charges, liens or encumbrances.

We have agreed to pay $1,000 for the 100% interest in those nine claims subject to a 3% net smelter return.  In addition, in the 2007 mining season and in every year until the 3% net smelter return is realized, Alexander Long is entitled to receive at least $5,000 every year.  We are required to make all necessary filings and record work on the properties, as the case may be to extend the expiry date of the claims.

On January 24, 2006, an option we had to purchase a mineral claim expired.  On February 14, 2005, we entered into a mineral property purchase agreement with Decoors Mining Corporation to obtain a 100% interest in the claim.  The claim expired on January 24, 2006.  Our decision not to pursue the claim was based, in part on the difficult access to the claim.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 9 of 20

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1	Mineral Property Purchase Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGODS, Inc.
(Registrant)

/s/ Alexander Long
Date: November 15, 2006	Alexander Long
Director, President, Chief Executive Officer
Chief Financial Officer, Principal Accounting
Officer