Form 10QSB
period 2006-10-31
UGODS, INC.
filed 2006-12-18
CIK 1344133

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 1 of 21

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

As of December 15, 2006, the registrant’s outstanding common stock consisted of 10,128,000 shares.

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 1 of 21

PART I – FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of UGODS, Inc. (the “Company”, “Ugods”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

UGODS, Inc.

(A Development Stage Company)

October 31, 2006

(unaudited)

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 1 of 21

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

U Gods, Inc

(A Development Stage Company)

9101 W. Sahara, Suite 105-195

Las Vegas, NV 89117-5772

We have reviewed the accompanying balance sheet of U Gods Inc. (A Development Stage Company). as of October 31, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance  with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of U Gods Inc. (A Development Stage Company).

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

December 14, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 2 of 21

UGODS, Inc.

(a Development Stage Company)

Balance Sheets

(Unaudited)

		January 31,
	October 31	2006
	2006	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$ 2,764	$ 3,297

Total Current Assets	2,764	3,297

Property and Equipment	-	-

Total Assets	$ 2,764	$ 3,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	$ 5,750	$ -

Total Current Liabilities	5,750	-

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	5,750	-

Stockholders' Equity

Common Stock, authorized
75,000,000 shares, par value
$0.001, issued and outstanding on
October 31, 2006 and January 31, 2006
is 10,128,000 respectively	10,128	10,128

Paid in Capital	50,872	50,872

Deficit Accumulated During the
Development Stage	(64,026)	(57,703)

Total Stockholders' Equity	(3,026)	3,297

Total Liabilities and Stockholders' Equity	$ 2,724	$ 3,297

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 3 of 21

U Gods, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					February 8,
	Nine Months Ended		Three Months Ended		2005 (Inception)
	October 31,		October 31		to October 31,
	2006	2005	2006	2005	2006

Revenue
Sales	$ -	$ -	$ -	$ -	$ -

Less: Cost of Goods Sold	-	-	-	-	-

Gross Profit	-	-	-	-	-

Expenses
Mine Exploration	-	9,500	-	4,000	13,500
General and Administrative	6,323	9,331	650	2,658	18,313
Depreciation and Depletion	-	-	-	-	-

Total Expenses	6,323	18,831	650	6,658	31,813

Operating Income /(Loss)	(6,323)	(18,831)	(650)	(6,658)	(31,813)

Other Income/(Expense)
Filing Fees - Public Offering	-	(31,813)	-	(400)	(32,213)

Income/(Loss) before Provision
for Income Taxes	(6,323)	(50,644)	(650)	(7,058)	(64,026)

Provision for Income Taxes	-	-	-	-	-

Net Income/(Loss)	$ (6,323)	$ (50,644)	$ (650)	$ (7,058)	$ (64,026)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted Average
Number of Shares	10,128,000	10,128,000	10,128,000	10,128,000

The accompanying notes are an integral part of these notes

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 4 of 21

U Gods, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

February 8, 2005 (Inception) to October 31, 2006

					(Deficit)
					Accumulated
					during
	Price	Common Stock		Paid in	Development	Total
	Per Share	Shares	Amount	Capital	Stage	Equity

Balance, February 8, 2005		-	$ -	$ -	$ -	$ -

Common Shares issued to
founders for cash 8-Feb-05	$ 0.0025	10,000,000	10,000	15,000		25,000

Common Shares issued for
services 8-Feb-05	$ 0.01	400,000	400	3,600		4,000

Common Shares issued for
cash 6-Apr-05	$ 0.25	128,000	128	31,872		32,000

Common Shares Cancelled
6-Apr-05		(400,000)	(400)	400		-

Net (Loss)					(57,703)	(57,703)

Balance, January 31, 2006		10,128,000	10,128	50,872	(57,703)	3,297

Net (loss)					(11,346)	(8,049)

Balance, October 31, 2006		10,128,000	$10,128	$50,872	$ (69,049)	$ (8,049)

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 5 of 21

U Gods, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

					February 8,
	Nine Months Ended		Three Months Ended		2005 (Inception)
	October 31		October 31		to October 31,
	2006	2005	2006	2005	2006

Net Income/(Loss)	$(6,323)	$(50,644)	$ (650)	$ (7,058)	$ (64,026)
Adjustments to reconcile Net Income/(Loss):
Depreciation and Depletion
Common Stock Issued for Services	-		-	-	4,000

Balance Sheet Adjustments
(Increase)/Decrease in Accounts Receivable	-	-	-	-	-
Increase/(Decrease) in Accounts Payable	-	-	-	-	-

	(6,323)	(50,644)	(650)	(7,058)	(60,026)

Equipment	-	-	-	-	-

	-	-	-	-	-

Proceeds from Notes Payable - Related Party	750	4,000	3,374	-	5,750
Proceeds from Sale of Stock	-	57,000	-	-	57,000

	750	61,000	3,374	-	62,750

	100	10,356	2,724	(7,058)	2,724

	2,624	-		17,414	-

	$ 2,724	$ 10,356	$ 2,724	$ 10,356	$ 2,724

Interest Paid	$ -	$ -	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 6 of 21

U Gods, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 31, 2006 and January 31, 2006)

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

U Gods, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 8, 2005.

The Company’s principal business plan is to pursue mining opportunities in Canada.  The Company is considered a development stage enterprise.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 7 of 21

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table for the nine months ending October 31, 2006 and the year ended January 31, 2006:

31-Oct-06

31-Jan-06

Numerator for Basic and Diluted EPS

Net income/(loss) to common shareholders

$(5,673)

$(63,376)

Denominators for Basic and Diluted EPS

Weighted average of shares outstanding

10,128,000

10128,000

Earnings/(Loss) Per Share

Basic and Diluted

$(0.00)

$(0.01)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The common stock paid to non-employees was valued at the fir value, which is the preferred method.

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

On April 6, 2005 the company issued 128,000 common shares at $0.25 per share for $25,000 cash and cancelled the 400,000 shares previously issued for services.

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

Below is a chart showing the estimated federal net operating loss and the year in which it will expire.

Year

Amount

Expiration

2006

$63,376

2026

NOTE 5

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

NOTE 6

NOTES PAYABLE – RELATED PARTY

The Company issued a Note Payable due on March 16, 2007 in the principal amount of $5,750 with interest payable at 6% to a related party.

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

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

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

Statement No. 154

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 2 of 21

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

Overview

We were incorporated as a Nevada company on February 8, 2005.  We are engaged in the acquisition, exploration and development of mineral properties since our inception.  We have no any subsidiaries.  We have only recently begun our current operations.  As of October 31, 2006, we have not yet earned any revenues, have had operational losses to date and we have an accumulated deficit. As of October 31, 2006, we had net losses since inception in the amount of $64,026.

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

Results of Operations for the Three Months and Nine Months ended October 31, 2006 compared to the same period ended October 31, 2005 and for the Period from February 8, 2005 (Date of Inception) to October 31, 2006

For the three months and nine months ended October 31, 2006 and October 31, 2005, we did not generate any revenues.  For the three months ended October 31, 2006 we incurred a net loss of $650, compared to a net loss of $7,058 for the same period in 2005.  For the nine months ended October 31, 2006 we incurred a net loss of $6,323, compared to a net loss of $50,644 for the same period in 2005.

Our total expenses were $650 for the three months ended October 31, 2006, compared to $6,658 for the same period in 2005. Our total expenses for the nine months ended October 31, 2006 were $6,323, compared to $18,831 for the same period in 2005. The decrease in total expenses between the two periods is largely the result of decreased mining exploration costs for our mining projects.

Our total expenses basically consist of general and administrative fees and mining exploration costs. Our general and administrative expenses consist of salaries, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and office equipment.  Our general and administrative fees were $650 for the three months ended October 31, 2006, compared to $2,658 for the same period in 2005. Our mining exploration costs were nil for the three months ended October 31, 2006, compared to $4,000 for the same period in 2005. Our general and administrative fees were $6,323 for the nine months ended October 31, 2006, compared to $9,331 for the same period in 2005. Our mining exploration costs were nil for the three months ended October 31, 2006, compared to $9,500 for the same period in 2005.

Since our inception on March 30, 2005 to October 31, 2006, we did not generate any revenues and incurred a net loss of $64,026.  Since our inception on March 30, 2005 to October 31, 2006, our total expenses were $31,813, including $13,500 in mining exploration costs and $18,313 in general and administrative fees.

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

Liquidity and Capital Resources

As of October 31, 2006, we had a working capital deficit of $2,986.  Our accumulated deficit was $64,026 as at October 31, 2006.  Our net loss of $64,026 from February 8, 2005 (inception) to October 31, 2006 was mostly funded by our equity financing.  During the nine months ended October 31, 2006, we did not receive any cash from our equity financing.  During the six months ended October 31, 2006, we did not raise any money by equity financing, compared $57,000 for the same period in 2005.  Our cash and cash equivalents were $2,764 as at October 31, 2006, compared to $3,297 as at January 31, 2006.

Net cash used in operations was $60,026 from February 8, 2005 (inception) to October 31, 2006.  Net cash used in operations for the nine months ended October 31, 2006 was $6,323, compared to $50,644 for the same period of 2005.  Net cash used in operations for the nine months ended October 31, 2006 was $650, compared to $7,058 for the same period of 2005.   During the nine months ended October 31, 2006, our average monthly cash requirement was $216.  At the end of the period as at October 31, 2006, we had cash of $2,764, which we anticipate will cover our costs for a few months according to our current monthly burn rate.

We anticipate that after two months our monthly expenses will increase to $43,000, which includes $3,000 monthly for general and administrative expenses and $40,000 monthly for exploration activities and professional fees.

We anticipate that we will incur substantial losses over the next two years.  We estimate that we will purchase maps, photographs, publications, review geological survey branch files, and conduct sampling, geophysical survey and dense geophysical surveys over the next 12 months beginning the early 2007.  Total cash requirements to complete those steps will be approximately $513,800 set out as the following table:

Expense	Amount
Complete Phase I	27,800
Complete Phase II	150,000
Complete Phase III	250,000
Professional Fees (including legal, accounting and auditing fees)	50,000
General and Administrative Expenses	36,000
Total	513,800

Of the $513,800 we need for the next 12 months, we had $2,764 in cash or cash equivalents as of October 31, 2006.  The balance of our cash requirements for the next 12 months is approximately $511,000, which we intend to raise from private placements and possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 3 of 21

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

Known Material Trends and Uncertainties

As of October 31, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 4 of 21

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – UGODS, Inc. – Form 10-QSB - Page 5 of 21

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1	Mineral Property Purchase Agreement (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to our report on Form 10-QSB filed on November 22, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGODS, Inc.
(Registrant)

/s/ Alexander Long
Date: December 15, 2006	Alexander Long
Director, President, Chief Executive Officer
Chief Financial Officer, Principal Accounting
Officer

5