Form 10QSB/A
period 2006-10-31
UGODS, INC.
filed 2006-12-21
CIK 1344133

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 1 of 21

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment #1

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

702-528-2499
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [           ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  x  ] Yes [   ] No

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 1 of 21

PART I – FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of UGODS, Inc. (the “Company”, “Ugods”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

UGODS, Inc.

(A Development Stage Company)

October 31, 2006

(unaudited)

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 1 of 21

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

Moore & Associates, Chartered

Las Vegas, Nevada

December 14, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 2 of 21

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

Stockholders' Equity

Common Stock, authorized
70,000,000 shares, par value
$0.001, issued and outstanding on
October 31, 2006 and January 31, 2006
is 10,128,000 respectively	10,128	10,128

Paid in Capital	50,872	50,872

Deficit Accumulated During the
Development Stage	(64,026)	(57,703)

Total Stockholders' Equity	(3,026)	3,297

Total Liabilities and Stockholders' Equity	$ 2,724	$ 3,297

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 3 of 21

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

The accompanying notes are an integral part of these notes

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 4 of 21

U Gods, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

February 8, 2005 (Inception) to October 31, 2006

					(Deficit)
					Accumulated
					during
	Price	Common Stock		Paid in	Development	Total
	Per Share	Shares	Amount	Capital	Stage	Equity

Balance, February 8, 2005		-	$ -	$ -	$ -	$ -

Common Shares issued to
founders for cash 8-Feb-05	$ 0.0025	10,000,000	10,000	15,000		25,000

Common Shares issued for
services 8-Feb-05	$ 0.01	400,000	400	3,600		4,000

Common Shares issued for
cash 6-Apr-05	$ 0.25	128,000	128	31,872		32,000

Common Shares Cancelled
2-Nov-05		(400,000)	(400)	400		-

Net (Loss)					(57,703)	(57,703)

Balance, January 31, 2006		10,128,000	10,128	50,872	(57,703)	3,297

Net (loss)					(11,346)	(8,049)

Balance, October 31, 2006		10,128,000	$10,128	$50,872	$ (69,049)	$ (8,049)

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 5 of 21

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

The accompanying notes are an integral part of these statements

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 6 of 21

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 7 of 21

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

31-Oct-06

31-Jan-06

Numerator for Basic and Diluted EPS

Net income/(loss) to common shareholders

$(5,673)

$(63,376)

Denominators for Basic and Diluted EPS

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 8 of 21

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

NOTE 3.

STOCKHOLDERS’ EQUITY

Common Stock

The Company has 70,000,000 common shares authorized at a $0.001 par value per share and $5,000,000 preferred shares authorized at a $0.001 par value.

On February 8, 2005 the Company issued 10,000,000 common shares at $0.0025 per share to its founders for $25,000 cash and issued 400,000 common shares $0.01 per share for services valued at $4,000.

On April 6, 2005 the company issued 128,000 common shares at $0.25 per share for $25,000 cash.

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 9 of 21

On November 2, 2005, the Company cancelled the 400,000 shares previously issued for non-performance.

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 10 of 21

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

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 11 of 21

time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 2 of 21

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 3 of 21

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 4 of 21

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

We anticipate that we will incur substantial losses over the next two years.  We estimate that we will purchase maps, photographs, publications, review geological survey branch files, and conduct sampling, geophysical survey and dense geophysical surveys over the next 12 months

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 5 of 21

beginning the early 2007.  Total cash requirements to complete those steps will be approximately $513,800 set out as the following table:

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 6 of 21

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

123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided   into   two   general   categories,   based   upon   who   the   stock   receiver   is,   namely:

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 7 of 21

employees/directors and non-employees/directors.  The employees/directors category is further divided  based  upon  the  particular  stock  issuance  plan,  namely  compensatory  and  non- compensatory.  The employee/directors non-compensatory securities are recorded at the sales price, when the stock is sold.  The  compensatory  stock  is  calculated  and  recorded  at  the securities’  fair  value  at  the  time  the  stock  is  given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The common stock paid to non-employees was valued at the fir value, which is the preferred method.

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 8 of 21

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

Filed by Coastline Corporate Services, Inc.–727-596-6095 –UGODS, Inc. – Form 10-QSB/A - Page 9 of 21

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

UGODS, Inc.
(Registrant)

/s/ Alexander Long
Date: December 21, 2006	Alexander Long
Director, President, Chief Executive Officer
Chief Financial Officer, Principal Accounting
Officer