Form 10QSB/A
period 2006-07-31
UGODS, INC.
filed 2006-12-22
CIK 1344133

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

PART I – FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of UGODS, Inc. (the “Company”, “Ugods”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

UGODS, Inc.

(A Development Stage Company)

July 31, 2006

(unaudited)

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

Filed by Coastline Corporate Services, Inc. – 727-596-6095 - UGODS, Inc.  Form 10-QSB/A

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

UGODS, Inc.
(Registrant)

/s/ Alexander Long
Date: December 22, 2006	Alexander Long
Director, President, Chief Executive Officer
Chief Financial Officer, Principal Accounting
Officer