Form 10KSB
period 2007-01-31
UGODS, INC.
filed 2007-05-01
CIK 1344133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended  JANUARY 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

UGODS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	1000	20-2304161
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

9101 West Sahara, Suite 105-195, Las Vegas NV 89117

 (Address number principal executive offices)

(702) 528-2499

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☒

State issuer's revenue for its most recent fiscal year: $ -0-

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not yet have an active trading market.

As of April 1, 2007, the registrant had 10,128,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes  ☐      No   ☒

Table of Contents

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2:

DESCRIPTION OF PROPERTY

8

ITEM 3:

LEGAL PROCEEDINGS

8

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

9

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  9

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

10

ITEM 7.

FINANCIAL STATEMENTS

16

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

28

ITEM 8A:

 CONTROLS AND PROCEDURES

28

ITEM 8B:

 OTHER INFORMATION

28

PART III

29

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  29

ITEM 10.

EXECUTIVE COMPENSATION

31

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT  32

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  33

ITEM 13:

EXHIBITS

35

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

35

SIGNATURES

36

PART I

FORWARD LOOKING STATEMENTS

In this annual report references to “UGODS,”  “we,”  “us,” and “our” refer to UGODS, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.

DESCRIPTION OF BUSINESS

Business History

We were incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc for the purpose of pursuing mining opportunities in Canada. We are considered an exploration stage company. In February of 2005 we acquired interest in 14 mining claims registered with the district office in Atlin, B.C. Canada; an additional 9 claims were acquired in November of 2006 (collectively the “UGODS’ claims”). While preliminary exploration results are hopeful, there is no assurance that any commercially viable mineral deposits exist on the property. Before a final evaluation of the economic feasibility of mineral extraction is determined, further exploration will be required.

In January of 2006 we filed our Form SB2 General Registration Statement to register for resale of a total of 128,000 of our shares by certain selling shareholders.  Our registrations statement became effective on June 28, 2006 and we became subject to various reporting requirements as of that date.

Subsequent to the date of this report, beginning on February 12, 2007, we entered into a series of agreements with various individuals and entities calculated to effect a change in our control and which will ultimately result in a change in our business direction presuming the completion of the transactions.  As of the date of this report, the transactions have not been completed

Property Agreements

On the 14th of February, 2005, we entered into a mineral property purchase agreement with Decoors Mining Corporation, whereby they sold to us 100% right, title and interest in the mineral title “UGODS Claim” in the Atlin Mining Division of British Columbia. The initial purchase price of $1,000 was remitted to Decoors with an ongoing 3% net smelter return or royalty. These claims expired on January 24, 2006.

On November 1, 2006, we entered into an agreement with our then sole director, Alexander Long, to purchase a 100% interest in 9 claims also in the Atlin vicinity of British Columbia.  We agreed to pay $1,000 for the 100% interest in the claims subject to a 3% net smelter return.

Title to the UGOD Properties

The UGOD properties consist of 14 claims  (which expired on January 24, 2006) , vary individually in size, but in total comprised 3920.5 hectares.  An additional nine claims were purchased in November of 2006, vary individually, and comprise 1,503.6 hectares. The claim details are:

Claim Name	Claim Number	Expiry Date	Type
BTT 1-20	2794	24-Jan-06	Mineral
BTT 21-40	2795	24-Jan-06	Mineral
BTT 41-60	2796	24-Jan-06	Mineral
Julia	2642	24-Jan-06	Mineral
Emily	2643	24-Jan-06	Mineral
Yak 1	2727	24-Jan-06	Mineral
Yak 2	2728	24-Jan-06	Mineral
Yak 3	2951	24-Jan-06	Mineral
Backyak 1	3411	24-Jan-06	Mineral
Backyak 2	3412	24-Jan-06	Mineral
Backyak 3	3413	24-Jan-06	Mineral
Backyak 4	3414	24-Jan-06	Mineral
Backyak 5	3415	24-Jan-06	Mineral
Backyak 6	3416	24-Jan-06	Mineral
August	539333	15-Aug-07	Mineral
August 2	599334	15-Aug-07	Mineral
Success	539421	16-Aug-07	Mineral
Success Resources	539422	16-Aug-07	Mineral
Success Exploration	539505	17-Aug-07	Placer
Lake Front	539506	17-Aug-07	Placer
Lake Front Hard	539507	17-Aug-07	Mineral
North East Table Top	539892	25-Aug-07	Placer
South Table Top	539894	25-Aug-07	Placer

Description, Location and Access

The UGODS claims are located in northern British Columbia in the Atlin Mining Division along the Yukon border. Our claim is 50 km northwest of the town of Atlin, B.C. and 83 km south of Whitehorse, Yukon. The nearest highway point is 40 km northeast in Carcross, Yukon. On the next page is a map showing our location.

The claim is located in alpine terrain: valley bottoms have an elevation of about 660 meters and higher ridges reach 2000 meters in height. The area is partly defined by Partridge Lake which lies in to the east and the valley of Jones Creek, which passes through the middle part of the claim. For practical purposes the claim is best accessed by helicopter.

The climate in this area of British Columbia is moderately cold in the winter and mild in the summer. Precipitation is strongly influenced by rain shadow effects; the Coast Mountains receive heavy rainfall whereas the valleys are much drier. Winter snow accumulation is vast in our claim area and while winter temperatures are quite cold (-40oC), they are mitigated by short intervals of warm ‘Chinook’ conditions. Summers are pleasantly warm with frequent rainfall in the mountains. Local weather reports do reference strong and sustained winds that could present serious hazards to aircraft.

Forest cover in the area is patchy, with muskeg bogs in lower elevation areas that have poorly developed drainage and/or permafrost, evergreen trees, primarily pine and spruce, along valley walls, and stands of aspen and poplar where drainage is suitable. Grassy slopes and meadows are found in many parts of the area. Our claim is largely above the tree-line which is commonly at about 700 meters.

Mineralization

Our property is situated in volcanic rocks that are surrounded by various granitic members of the Coast Plutonic Complex. Such a location is generally considered to be highly prospective for the location of metallic mineral deposits. Our claim may be expected to have similar potential for deposits of silver, base metal and gold as lucrative mining districts in the nearby Yukon. Recent warming trends have resulted in significant retreating of glaciers and snowfields revealing much previously unexposed bedrock that may reward prospecting. However, the area is difficult to access and has not been as thoroughly prospected as have more accessible sites.

Our claim area appears to be underlain by tertiary volcanic rocks. Many important precious metal deposits occur in rocks of tertiary age and often a program of careful prospecting is warranted.

History of Exploration

Our property is in close proximity to the historic Chilkoot Pass access route to the Yukon and was undoubtedly prospected by fortune seekers who diverted from the Klondike trek. Starting in 1898, the Geological Survey of Canada conducted annual field work in the area in and around the UGODS claim. At the time it was reported that four types of ore deposits; gold-silver veins, antimony-silver veins, silver-lead veins and contact metamorphic deposits, were in the area.

The present area of the first 14 UGODS claims was staked by Doron Explorations Inc. in 1986 and 1987 as the Golden Partridge property. Although further work was recommended upon the land, it was not carried through fully. The area is not known to have been prospected in recent years.  The 9 Alexander Long claims have a creek history of placer gold production.

Geological Assessment Report

We retained Mr. Erik A. Ostensoe, a professional geoscientist for the province of British Columbia, to complete an initial evaluation of our property and to prepare a geological plan of action. Based upon his initial review of our property, Mr. Ostensoe has recommended that our claim does warrant further exploration. Mr. Ostensoe has recommended a three phase plan of exploration and initial excavation.

Phase I should be a three week reconnaissance survey of the entire UGODS claim area. This would involve geological mapping and surveying of the land followed by a cross reference of current findings with the past work of Doron Explorations and the regional database. This phase would determine if further work is justified.

Should it be justified, phase II will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods. An extensive review of phase II findings could justify a third phase.

Phase III is wholly speculative, depending upon the location and configuration of the mineral zone. It is likely that further geophysical surveys with different techniques or more densely spaced observations, will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the area.

Proposed Budget for UGODS Claim Work

Phase I:

Preliminary Work
Purchase of Maps, Photographs, Publications, etc	$ 200
Review Geological Survey Branch Files (living and travel)	$ 400
Wages	$ 1,000

Field Work (2 person crew, 3 weeks)
Mobilization and Travel	$2,000
Prospecting and Camping Gear	$1,000
Groceries and Supplies	$1,500
Helicopter (6 hours @ $1100/hour)	$6,600
Analytical Costs (100 samples)	$2,000
Wages (2 persons for 25 days @ $200/day/person)	$10,000

Subtotal:	$24,700
Allowance for unscheduled expense (15%):	$3,600
Anticipated Cost for Phase I:	$27,800

Phase II:

Phase II budgeting is variable based upon the findings of Phase I, however, a brief outline and estimated cost can be given. A four-person crew will be required to prospect, sample, trench and conduct geophysical surveys. This three-week phase is expected to have a budget of between $100,000 and $150,000.

Phase III:

Phase III costs are dependant upon the findings of phase II and hence, can only be estimated and outlined. Phase III would involve new and more dense geophysical surveys to ensure holes are drilled in the most prospective areas. Speculatively, an initial drill program of 1500 to 2000 meters will be required. This phase is expected to have a budget of between $200,000 and $250,000.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically. During the first two phases of our exploration program there will not be any significant disturbances to the land surface and hence, no government approval is required.

For any work undertaken on our property we will be responsible for sustaining the cost of any reclamation and remediation costs needed if commercial extraction does commence. Commercial extraction refers to the establishment of a mineral reserve for its extraction through mining operations. While some preliminary disturbances will occur in the third phase of exploration, the vast majority of this commercial extraction development will occur following this phase.

As we do not know the extent of the exploration program that we will be undertaking, we cannot estimate the cost of the remediation and reclamation that will be required. Hence, it is impossible at this time to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

Upon entry into commercial production, due to the increased environmental impact, the cost of complying with permit and environmental laws will be greater than in the previous phases. At this stage, permits and regulations will regulate much of our production program to limit environmental impact. Some examples of regulatory requirements that may be encountered include but are not limited to:

• An impact report on the local flora and fauna;

• Any water discharged will have to meet water standards;

• Monitoring of ground water to ensure no/minimal contamination;

• All material to be left on the surface will need to be environmentally benign; and

• The socio-economic impact will have to be evaluated and re-mediated if deemed negative.

Before we can commence the production phase we would need to submit an application to commence mining operations with the British Columbia Environmental Assessment Office. This application would then be reviewed by a project committee. This committee will ultimately advise the government as to whether our application should be approved or rejected. This process may involve steps such as consulting public and other interested parties for comments or the request of additional information from us. The length of time and cost of this process is dependant upon the size of the proposed mining operation, among other factors.

Employees

We have no employees, other than our directors. We intend to retain geologists and consultants on a contract basis to conduct the work programs on our property to carry out our plan of operations.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

Our Form SB-2 Registration Statement was declared effective by the SEC on June 28, 2007 at which time we became subject to various reporting requirements.  We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 2:

DESCRIPTION OF PROPERTY

Our executive offices are located at Suite 105-195, 9101 West Sahara, Las Vegas, NV,  89117-5772. We also have 23 mineral claims (14 of which have expired)  in northern British Columbia, as described above under “DESCRIPTION OF BUSINESS.”

.

ITEM 3:

LEGAL PROCEEDINGS

We currently are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of our fiscal year ended January 31, 2007.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTCBB: Public Market for Common Stock

On January 5, 2007, our common shares became quoted on the NASD Over-the-Counter (OTC) Bulletin Board under the symbol UGOD.BB.   However, an active trading market has not yet developed and we can provide no assurance that a public market will ever materialize.

Holders of Our Common Stock

As of the date of this report we have 49 registered shareholders.

Our Stock is a “Penny Stock”

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

Issued by a registered investment company; or

$

Excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Options, Warrants and Other Convertible Securities

We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

• We would not be able to pay our debts as they become due in the usual course of business; or

• Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

As of the date hereof,, we have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report not previously reported.

Issuer Purchase of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect UGODS’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Factors Affecting Future Performance,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

We are an exploration stage company founded in February of 2005 for the purpose of acquiring mining opportunities in Canada.  Since that time we have acquired to total of 23 mining claims, 14 of which we have not maintained in good standing. As of our year ended January 31, 2007, we had not yet earned any revenues, have operating losses to date, and have an accumulated deficit.  Our net loss at January 31, 2007 was $79,126.  Subsequent to the period covered by this report we entered into a series of agreements which have effected a change in control and will ultimately result in a change in our business direction provided the transactions are consummated.

Plan of Operation

If we do not change our business direction, over the next year our plan of operation is to continue with our mining exploration efforts and complete the following objectives within the specified time periods, subject to our obtaining the necessary funding for the continued exploration of our property:

•

We plan to conduct phase one of our recommended exploration program on our property. As previously outlined in the ‘Description of Business’ section, phase one will consist of an exploration and prospecting program. This phase has already been commenced and will continue in the spring of 2006, the exact time is dependant on the availability of personnel and equipment. Once recommenced, phase one should take about two weeks to complete.

•

If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program. This phase is expected to cost between $100,000 and $150,000. We anticipate that we will need to raise additional funding in order to conduct this phase. If we do obtain the funding necessary, we anticipate that this phase would begin in the late spring or early summer of 2006. This phase should take approximately two months to complete.

•

If a third phase should be warranted upon completion of phase two, we will continue along this path. This third phase is expected to cost between $200,000 and $250,000. This phase could be commenced as early as the middle of the summer of 2006 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

•

We anticipate spending approximately $3,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.

As of our year ended January 31, 2007, we had cash reserves of $7,624 and no working capital. We do not anticipate this to be enough to cover the costs of phase one of exploration nor is it sufficient to cover our general and administrative expenses over the next year. Our directors may infuse the company with more working capital if needed to carry us through this time. However, our ability to complete phases two and three of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.

During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have enough tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue phase three and any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Should such a situation arise, we may consider entering into a joint venture arrangement to provide the required funding to continue our development of our mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims.

Even if we elected to pursue a joint venture partner, there is no assurance that any other party would want to enter into a joint venture agreement with us. If we entered into a joint venture agreement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner.

Ultimately, however, should the various transactions initiated subsequent to our year end be consummated, it is likely that our business direction and therefore our plan of operation will change substantially.

Liquidity and Capital Resources

As of our year ended January 31, 2007, we had cash in the amount of $7,624 and no working capital.

Additional Plan of Operations and Cash Requirements

We anticipate that our total expenditures over the next twelve months will be approximately $350,000 to $450,000, as outlined above in the ‘Plan of Operations’ section above. We anticipate that our current cash and working capital will be insufficient to enable us to sustain our operations for the next year and we will  require additional financing. If we do not proceed with our current plan of operation or change our operating activities as a result of the conclusion of the acquisition of the beverage subsidiaries, we will still require a minimum of $100,000 to continue as a going concern which includes our basic general and administrative expenses and costs associated with our various reporting obligations.

Cash Used in Operating Activities

Cash used in operating activities was $75,126 from inception up to January 31, 2007. This includes funds held in escrow for a stock subscription and has since been completed. In the future we expect this value to increase as we encounter increased professional fees and continue our exploration and prospecting.

Cash from Financing Activities

We have funded our business thus far primarily from private offerings of our common stock, $32,000 from our shareholders and $25,750 from a director. We will require further funding to continue our operations and hope to attain this from further sales of our common stock. However, there are no assurances that we will be able to achieve further sales and if this situation does arise then we will not be able to finance further exploration and our business will fail.  We also intend to utilize the issuance of common shares to acquire the Taoda Group of beverage companies as discussed under “Acquisition of Subsidiaries,” below.

Going Concern

We have not attained profitable operations and are dependant upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they are concerned that we will not be able to continue as a going concern.

Acquisition of Subsidiaries through Issuance of Common Stock

We are funding the acquisition of two subsidiaries through the issuance of common stock.  Subsequent to the date of this report

•

On February 13, 2007, we completed a stock purchase agreement whereby our then sole officer/director and majority shareholder, Alexander Long, sold an aggregate of 9,503,200 of his shares to certain individuals and entities, for a purchase price of $533,925. A change in control was effected and Alexander Long resigned his various executive officer positions although he continues to serve as a director.  Chen Xing Hua became a director at that time and was also appointed as President and CEO.

•

On February 13, 2007 we entered in a Share Exchange Agreement with Guangdong Taoda Beverage Company Limted (“GD Taoda”) and its shareholder. Under the agreement we will acquire 100% ownership of GD Taoda through the issuance of 9,874,000 of our common shares to the GD Taoda shareholder.  This agreement has not yet been completed.  The shares will be issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

•

On February 16, 2007, we entered in a Purchase Agreement with Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited (the “Taoda Group”) and the shareholder of the Taoda Group whereby we agreed to issue a total of 49,998,000 of our common shares to acquire the Taoda Group.  The shares will be issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

At the close of all the contemplated transactions which is subject to the completion of our due diligence, we will have a total of 70,000,000 shares outstanding, a change of control will have occurred and existing shareholders will own 14.47% of UGODS.

Funding of Future Acquisitions

We will likely fund future acquisitions with the issuance of our common stock.

Off-Balance Sheet Arrangements

None.

Factors Affecting Future Performance

The following factors will have an affect on our future performance if we continue with our current business operations of mining exploration:

If we do not obtain additional financing, our business will fail.

We have never generated revenue from mining operations and may not in the future. Our net loss since inception to January 31, 2007 is $79,126. We expect to continue to incur additional losses in the foreseeable future, and we may never become profitable. Our business plan, outlined in three stages by our consulting geologist, calls for significant expenses related to exploration of our mineral claims before profitable business operations can commence. We do not have sufficient funds to conduct initial exploration on our land and we will require additional financing in order to continue operating. Even after completing all proposed exploration, we may not realize a profit.

Our ability to become and maintain profitability and generate a positive cash flow, during and after these phases, is dependant upon three key factors. Our ability to locate and mine profitable mineral properties, our ability to generate revenues and our ability to reduce exploration costs at all stages of work in progress. We cannot guarantee that we will be successful generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not complete the required investments we forfeit our land back to our vendor.

We have already forfeited 14 of our mining claims back to the vendor, DeCoors Mining Corporation on January 24, 2006.  We have 9 additional claims under an agreement with our director which we must maintain in good physical standing by performing and recording physical or other acceptable work. Failure to do work will result in forfeiture of title.

Having only recently commenced business operations, we face a high risk of business failure.

We have no history upon which to base any assumption as to the likelihood that our business will prove successful. As a result of this we can provide little or no assurance that we will generate any revenues or ever achieve profitable operations. If we are unsuccessful in addressing the above outlined risks, our business will likely fail

Due to the speculative nature of exploration of mining properties, there is a substantial risk that our business will fail.

As a business, the search for valuable minerals is extremely risky. As of the date  hereof we are only in the initial stages of exploration of our land and thus there is no method of evaluation of the likelihood of establishing commercially exploitable mineral reserves. We may not find commercially valuable reserves on our land. If this is the case, funds that we spent on exploration will be lost. As well, problems such as unexpected or unusual formations and other conditions that may be encountered in mineral exploration often result in unsuccessful efforts. In such a case, we may not be able to complete our business plan

We expect to incur operating losses for the foreseeable future, without financing our business will fail.

We have never earned revenues and never been profitable. Before we have completed exploration of our property, we anticipate that we will incur increased expenses with no revenue. We therefore expect to realize large losses into the foreseeable future. If we are not able to generate financing or achieve revenues, our business will fail.

Due to the inherent dangers of mineral exploration, there is a risk that we may incur liability or damages as we conduct business.

There are many hazards involved in the exploration of valuable minerals. As a result we may become subject to liability for such hazards, including cave-ins, pollution and other hazards against which we cannot or have elected not to insure ourselves. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets.

Even if we do discover valuable commercial reserves of precious metals on our property, we cannot guarantee that we will be able to advance these reserves into commercial production.

If our exploration programs are successful in establishing that our property does contain commercial grade and tonnage of valuable metals, we will require additional funding in order to commence commercial production. We may not be able to obtain such financing.

We may be subject to burdensome government regulations or other legal uncertainties; this could negatively affect our business.

Under Canadian mining law there are several regulations in place that restrict and regulate mineral property development and exploration. The laws include but are not limited to, requirement of work permits, the posting of bonds and the performance of remediation work for any physical disturbance to the land. These costs are expected to be incurred at least modestly in the future. In addition, if the legal and regulatory environment pertaining to mineral exploration changes this could affect our costs of doing business. These new laws, coupled with existing ones, may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Adverse weather conditions may arise and delay or restrict exploration or mining efforts.

Access to our property may be limited at certain times of the year due to adverse weather conditions. While summers are pleasantly warm, winter temperatures often reach -40oC and lower. Our claim area is also known to receive deep snow accumulation as well. While these weather patterns are expected they are not totally predictable and this could negatively affect our operations.

Because management has no technical experience and no formal training in mineral exploration, there is a higher risk that of business failure.

Our president and management have no technical training in the field of geology or in the technical aspects of management of a mineral exploration company. Consequently, this lack of training and experience of our management may result in our company not taking advantage of potential acquisition and exploration opportunities without the aid of a qualified geological consultant. If such a situation arises and we are not able to attain the services of such an individual, it will make it difficult to and maybe impossible to pursue our business plan. Also, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. These factors place our business at a higher risk that our operations, earnings and financial success could be damaged and our business, and your investment, will fail.

We only recently achieved quotation on the OTCBB and currently there is no active market for our common stock; even if a market for our common stock does not develop, shareholders maybe unable to sell their shares.

As of the date of this report we have only recently achieved quotation of our common stock on the National Association of Securities Dealers Over the Counter Bulletin Board (“OTCBB”) If we establish a trading market for our common stock, the market price of our stock may be significantly affected by factors such as fluctuations in our operational results, general market conditions and other factors. Furthermore, the stock market itself may experience fluctuations in price and volume that can affect the market prices for the shares of developmental stage companies, which may affect the market price of our common stock.

Our stock is regarded as “penny stock” which may limit a shareholder’s ability to buy or sell our stock.

Under the Securities Exchange Act of 1934 our stock is defined as “penny stock” and is expected to remain so for the foreseeable future. Penny stock is defined as common stock that has a market price of less than $5.00 per share and is subject to certain rules and regulations. These penny stock restrictions on broker-dealers make it difficult to sell the stock in a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling their stock in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Some broker-dealers will refuse to attempt to sell penny stock rather than complying with these rules.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending January 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to:

•

assess and document the adequacy of internal control over financial reporting,

•

take steps to improve control processes where appropriate,

•

validate through testing that controls are functioning as documented, and

•

implement a continuous reporting and improvement process for internal control over financial reporting.

We can not assure you as to our, or our independent auditors’, conclusions at January 31, 2008 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that neither we nor our independent auditors will be able to conclude at January 31, 2008 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements

JANUARY 31, 2007

TABLE OF CONTENTS

Page

Independent Auditor’s Report

17

Balance Sheets – January 31, 2007 and 2006

18

Statements of Operations for the Years Ended January 31, 2007 and 2006 and

February 8, 2005 (Inception) through January 31, 2007

19

Statements of Stockholders’ Equity from February 8, 2005 (Inception) to January 31, 2007

20

Statements of Cash Flows for the Years Ended January 31, 2007 and 2006

and February 8, 2005 (Inception) to January 31, 2007

21

Notes to Financial Statements

22

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UGODS, INC.

Las Vegas, Nevada

We have audited the accompanying balance sheets of UGODS, INC.(a Developmental stage company) as of January 31, 2007 and 2006 and the related statements of income, stockholders’ equity, and cash flows for the periods then ended from inception February 8, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UGODS, INC. as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

February 14, 2007

2675 S. JONES BLVD. STE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702) 253-7501

UGODS, Inc.
(A Development Stage Company)
Balance Sheets

	January 31,
	2007	2006
ASSETS

Current Assets
Cash and Cash Equivalents	$ 7,624	$ 3,297

Total Current Assets	7,624	3,297

Property and Equipment	-	-

Total Assets	$ 7,624	$ 3,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable - Related Party	$ 25,750	$ -

Total Current Liabilities	25,750	-

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	25,750	-

Stockholders' Equity

Common Stock, authorized 75,000,000 shares, par value
$0.001, issued and outstanding on January 31, 2007
and January 31, 2006 is 10,128,000 respectively	10,128	10,128

Paid in Capital	50,872	50,872

Deficit Accumulated During the Development Stage	(79,126)	(57,703)

Total Stockholders' Equity	(18,126)	3,297

Total Liabilities and Stockholders' Equity	$ 7,624	$ 3,297

The accompanying notes are an integral part of these financial statements.

UGODS, Inc.
(A Development Stage Company)
Statements of Operations

			February 8,
	Year Ended		2005 (Inception)
	January 31,		to January 31,
	2007	2006	2007

Revenue
Sales	$ -	$ -	$ -

Less: Cost of Goods Sold	-	-	-

Gross Profit	-	-	-

Expenses
Mine Exploration	2,100	13,500	15,600
General and Administrative	9,073	11,990	21,063
Professional Fees	10,250		10,250
Depreciation and Depletion	-	-	-

Total Expenses	21,423	25,490	46,913

Operating Income /(Loss)	(21,423)	(25,490)	(46,913)

Other Income/(Expense)
Filing Fees - Public Offering	-	(32,213)	(32,213)

Income/(Loss) before Provision
for Income Taxes	(21,423)	(57,703)	(79,126)

Provision for Income Taxes	-	-	-

Net Income/(Loss)	$ (21,423)	$ (57,703)	$ (79,126)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)

Weighted Average
Number of Shares	10,128,000	10,128,000

The accompanying notes are an integral part of these notes

UGODS, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
February 8, 2005 (Inception) to January 31, 2007

					(Deficit)
					Accumulated
					during
	Price	Common Stock		Paid in	Development	Total
	Per Share	Shares	Amount	Capital	Stage	Equity

Balance, February 8, 2005		-	$ -	$ -	$ -	$ -

Common Shares issued to
founders for cash 8-Feb-05	$ 0.0025	10,000,000	10,000	15,000	-	25,000

Common Shares issued for
services 8-Feb-05	$ 0.01	400,000	400	3,600	-	4,000

Common Shares issued for
cash 6-Apr-05	$ 0.25	128,000	128	31,872	-	32,000

Common Shares Cancelled
6-Apr-05		(400,000)	(400)	400	-	-

Net (Loss)					(57,703)	(57,703)

Balance, January 31, 2006		10,128,000	10,128	50,872	(57,703)	3,297

Net (loss)					(21,423)	(18,126)

Balance, January 31, 2007		10,128,000	$ 10,128	$ 50,872	$ (79,126)	$ (18,126)

The accompanying notes are an integral part of these statements

UGODS, Inc.
(A Development Stage Company)
Statements of Cash Flows

			February 8,
	Year Ended		2005 (Inception)
	January 31,		to January 31,
	2007	2006	2007
Operating Activities
Net Income/(Loss)	$ (21,423)	$ (57,703)	$ (79,126)
Adjustments to reconcile Net Income/(Loss):
Depreciation and Depletion
Common Stock Issued for Services	-		4,000

Balance Sheet Adjustments
(Increase)/Decrease in Accounts Receivable	-	-	-
Increase/(Decrease) in Accounts Payable	-	-	-

Net Cash (Used) by Operating Activities	(21,423)	(57,703)	(75,126)

Investment Activities
Equipment	-	-	-

Net Cash (Used) by Investment Activities	-	-	-

Financing Activities
Proceeds from Notes Payable - Related Party	25,750	4,000	25,750
Proceeds from Sale of Stock	-	57,000	57,000

Cash Provided by Financing Activities	25,750	61,000	82,750

Net Increase in Cash	4,327	3,297	7,624

Cash, Beginning of Period	3,297	-	-

Cash, End of Period	$ 7,624	$ 3,297	$ 7,624

Supplemental Information:
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

UGODS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(January 31, 2007 and January 31, 2006)

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

UGODS, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 8, 2005.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table for the years ending January 31, 2007 and 2006:

	31-Jan-07	31-Jan-06
Numerator for Basic and Diluted EPS
Net income/(loss) to common shareholders	$ (21,423)	$ (57,703)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	10,128,000	10,128,000

Earnings/(Loss) Per Share
Basic and Diluted	$ (0.00)	$ (0.01)

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

On April 6, 2005 the company issued 128,000 common shares at $0.25 per share for $25,000 cash and on November 2, 2006 for non-performance cancelled the 400,000 shares previously issued for services.

NOTE 4.

PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $17,408, as of January 31, 2007, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $79,126  The total valuation allowance is a comparable $17,408.

The provision for income taxes for the years ended January 31, 2007 and 2006 follows:

Year Ended January 31,	2007	2006

Change in Deferred Tax Asset	$ 4,713	$ 12,556
Valuation Allowance	(4,713)	(12,556)
Current Taxes Payable	0	0
Provision for Income Taxes	$ 0.00	$ 0.00

Below is a chart showing the estimated federal net operating loss and the year in which it will expire.

Year	Amount	Expiration
2006	$ 57,073	2026
2007	21,423	2027
Total	$ 79,126

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

NOTE 6.

NOTES PAYABLE – RELATED PARTY

The Company issued a Demand Note due on November 30, 2006 in the principal amount of $25,750 with interest payable at 6% to a related party use to finance company operations.

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

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended January 31, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

ITEM 8B:

 OTHER INFORMATION

Subsequent to our year-end, we filed various Current Reports on Form 8K related to a series of transactions which ultimately resulted in or will result in a change of control and change in our business operations.

•

On February 13, 2007, we completed a stock purchase agreement whereby our then sole officer/director and majority shareholder, Alexander Long, sold an aggregate of 9,503,200 of his shares to certain individuals/entities, for a purchase price of $533,925. A change in control was effected and Alexander Long resigned his various executive officer positions and Chen Xing Hua was appointed to the vacated positions and as a director.

•

On February 13, 2007 we entered in a Share Exchange Agreement with Guangdong Taoda Beverage Company Limited (“GD Taoda”) and its shareholder. Under the agreement we will acquire 100% ownership of GD Taoda  through the issuance of 9,874,000 of our common shares  to the GD Taoda shareholder.  This agreement has not yet been completed.  The shares will be issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

•

On February 16, 2007, we entered in a Purchase Agreement with Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited (the “Taoda Group”) and the shareholder of the Taoda Group whereby we agreed to issue a total of 49,998,000 of our common shares to acquire the Taoda Group. This agreement has not yet been completed.  The shares will be issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

At the close of all the contemplated transactions which is subject to the completion of our due diligence, we will have a total of 70,000,000 shares outstanding, a change of control will have occurred and existing shareholders will own 14.47% of UGODS.

The Taoda Group is a group of bottled water manufacturing companies in China, producing bottled water under its own brands and for other brands including Coca-Cola and Danone.

PART III

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position Held	Director Since

Chen Xing Hua	43	Director, CEO	February 12, 2007
Alexander Long (1)	47	Director	February 8, 2005

(1)

Alexander Long served as our sole director and President, Secretary/Treasurer, Chief Executive Officer, Chief Financial and Accounting Officer during the fiscal year covered by this report ended January 31, 2007, and from inception through February 12, 2007 when he resigned his positions of President, Secretary /Treasurer, CEO and CFO.

Background and Business Experience

The following is biographical information regarding our directors, Mr. Long (who served during the fiscal year covered by this report and currently serves as a director) and Mr. Chen. (who was elected to the Board of Directors subsequent to our January 31, 2007 year end):

ALEXANDER LONG - Alexander Long has a history of bringing into being small businesses and developing them into profitable ventures. In February of 1993 he launched Canada’s Finest Beers Ltd. As the president of this company, Mr. Long purchased all the necessary equipment and was personally in charge of the company’s production. He brought on board a European brew master as well as an engineer from Labbatt Breweries of Canada. Mr. Long also acquired the essential federal and provincial licensing required and assisted in the marketing and advertising aspects of the product. He saw the development of the company to completion and negotiated the sale of the company in March of 1997.

From April 1996 to the present, Mr. Long has operated a similar project, Canada’s Finest Waters Inc., as its president. Starting the company with the intention of bottling spring and mineral water, he spent more than eighteen months conducting research, planning and development. During that time he also joined the International Bottled Water Association; attending trade shows, workshops and seminars on bottled water. Mr. Long visited various water bottling companies in the US and Canada and also brought together labeling, marketing and delivery companies to facilitate production.

Mr. Long does not have any professional training or technical credentials in the exploration, development and operation of mines. However, over the last 5 years he has attended trade shows and seminars throughout Canada pertaining to the mining and resources sector. Mr. Long carries a free mining certificate for the leasing of claims in British Columbia

CHEN XING HUA - Mr. Chen graduated from Jiangxi Technological Institute with a major in Industry and Civil Building Industry in 1984 and has over 20 years of experience in manufacturing and factory operations management.  From 2001 to 2002 he was President and General Manager of Shenzhen In – Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems where he was responsible for the firm’s strategic planning, operation and business development.  From 2002 to 2005, he was Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services.  From 2005 to 2006, he served as a director of China Security and Surveillance Technology, Inc., a company listed on the OTCBB where he was responsible for decision-making, operations, management and marketing.

Involvement in Other Public Companies

Neither or our directors serve as a director of other public companies.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business

Term of Office

Our company shall have a single director who shall serve as director until his successor or successors have been elected and qualified. The number of directors may be increased or decreased by a duly adopted amendment to the By-Laws of the Corporation.

Family Relationships

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are not registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are not currently subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officer which is filed as Exhibit 14 to this Report.

No Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in  which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor  offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Corporate Governance

Nominating Committee

We do not have a standing nominating committee or a committee performing similar functions nor do we have any procedures in place by security holders may recommend nominees to board of directors.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation

No compensation was paid to our management for the year ended January 31, 2007.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Outstanding Equity Awards

None

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of the latest practicable date April 26, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 10,128,000 shares of common stock outstanding at that date.

CERTAIN BENEFICIAL OWNERS

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership

Percentage of Class

IPacific Asset Management Limited

2,576,000

25.43%

Rm 06, 35/FL Edinburgh Tower

Than Landmark

Central

Hong Kong

IBroader Developments Limited

2,422,000

23.91%

Flat G, 8/FL Tower 3 Waterfront 1

Austin, West TST

Hong Kong

Lap Woon Wong

1,000,000

9.87%

Flat G, 8/FL, Tower 3

The Waterfront

1 Austin Road West

TST, Hong Kong

Sze Tang Li

1,000,000

9.87%

Flat G, 8/FL Tower 3

The Waterfront 1 Austin Rd

West TST

Hong Kong

Canary Global Investments Inc.

1,000,000

9.87%

RM 12 Dollar Bay Court

Lawn House Close

London UK

Chen Fang

908,000

8.97%

Room 3505-06 35/F

Edinburgh Tower, The Landmark

15 Queen’s Road Central

Hong Kong

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, April 26, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 10,128,000 shares of common stock outstanding at that date.

MANAGEMENT

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership

 Percentage of Class

Chen Xing Hua

0

0

Director, CEO

Alexander Long

300,000

2.96%

3116 Racine Street, #233

Bellingham, Washington 98226

Director

Officers and directors as a group

300,000

2.96%

(1)

Became a director subsequent to our year end.

(2)

As of our year end Alexander Long owned 10,000,000 shares or 98.74% or our outstanding common shares.   Subsequent to our year-end, 9,503,200 shares were sold by him under a share purchase certain individuals or entities.

Changes in Control

A change of control was effected on or about February 13, 2007 upon the sale of 9,503,200 shares of commons stock owned by our then controlling shareholder and director, Alexander Long for $533,925.

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

Purchase of Shares by Alexander Long

Alexander Long, our president, director, secretary/treasurer, CEO and CFO during our recent fiscal year acquired 10,000,000 shares of our common stock for a purchase price of $10,000 for these shares on February 10, 2005.

Loans from Alexander Long

On March 16, 2006, we borrowed $5,000 from Alexander Long. The loan was due and payable with 6% on interest on March 16, 2007 and was forgiven as part of the various transactions initiated on February 12, 2007 to effect a change in control.   Mr. Long loaned us an additional $25,750 on November 30, 2006 with 6% interest.  The loan is the subject of a Demand Note due on November 30, 2007, which was forgiven as part of the various transactions initiated on February 12, 2007.

Agreement with Decoors Mining

On February 14th, 2005, as a part of our purchase agreement with Decoors Mining Corp. we entered into a net smelter return royalty agreement. The terms of this agreement outline that Decoors is entitled to a royalty payment equal to 3% of the net smelter returns as follows:

•

The net smelter return shall return the net amount of money received from the sale of ore, or ore concentrates or other products from the UGODS claim property to a smelter or other ore buyer after deduction of smelter and/or refining charges, ore treatment charges, penalties and any and all charges made by the purchaser of ore or concentrates, less any and all transportation costs which may be incurred in connection with the transportation of ore or concentrates less all umpire charges which the owner may be required to pay.

•

Payment of the royalty to Decoors shall be made quarterly within 60 days after the end of each calendar quarter. Within 90 days after the end of each calendar year in which the royalty is payable to the vendors, the records relating to the calculation of the royalty for such year shall be audited and any resulting adjustments in the net smelter return royalty payable to the vendors shall be made forthwith.

Agreement with Alexander Long re: Mining Leases

On November 1, 2006, we entered into a mineral property purchase agreement with Alexander Long, our then officer and sole director, CEO and CFO for the purchase of a 100% interest in nine mineral claims in the Atlin Mining Division of British Columbia.  The right acquired is free of any charges liens and encumbrances.  Mr. Long received $1,000 for the 100% interest in the nine claims subject to a 3% net smelter return.  Also, in the 2007 mining season and every year thereafter until the 3% net smelter return is realized, Mr. Long is entitled to receive at least $5,000 per year.   He has not yet received the $5,000 due and owing for the 2007 mining season.

Sale of controlling interest by Alexander Long

On February 12, 2007, our then majority shareholder, Alexander Long, sold 9,503,200 of his 10,000,000 shares to various entities and individuals for total consideration of $533,925 effecting a change in control. Alexander Long now owns only 300,000 shares of our common stock.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We believe Alexander Long who acted as a director from February 2005 through the date of this report and Chen Xing Hua who became a director subsequent to the date of this report are both independent directors as defined under NASD Rule 4200(a)(15).

ITEM 13:

EXHIBITS

2.1

Form of Stock Purchase Agreement (1)

2.2

Agreement for Share Exchange (2)

2.3

Agreement for Share Exchange dated February 16, 2007 (3)

3.1

Articles of Incorporation (4)

3.2

By-laws (4)

10.1

Decoors Mining Contract (4)

10.2

Alexander Long Mining Contract (5)

14.1

Code of Ethics (6)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002 (6)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003 (6)

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C

Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)

Filed as part or our Form 8K/A Current Report on February 13, 2007

(2)

Filed as part of our Form 8K Current Report on February 13, 2007

(3)

Filed as part of our Form 8K Current Report on February 16, 2007

(4)

Filed as  part of our Form SB-2 Registration Statement on January 19, 2007

(5)

Filed with our Form 10-QSB Quarterly Report on November 22, 2006

(6)

Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,500  for January 31, 2007and $1,000 for January 31, 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $1,500 for our year ended December 31, 2006 and 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007

UGODS, INC.

By:  /s/ Chen Xing Hua

Chen Xing Hua

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2007

/s/ Chen Xing Hua

Chen Xing Hua

President, Secretary/Treasurer & Director

Principal Executive, Financial and Accounting Officer

Date: April 30, 2007

/s/ Alexander Long

Alexander Long

Director