Form 10QSB
period 2007-06-30
China Water & Drinks Inc..
filed 2007-08-20
CIK 1344133

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

Commission file number: 333-122557

China Water and Drinks Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2304161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18th Floor, Development Centre Building
RenMinNan Road, Shenzen
People’s Republic of China 518001
(Address of Principal Executive Offices)

+86-755-25526332
(Issuer’s Telephone Number, including area code)

UGODS, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2007, there were 93,911,639 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

TABLE OF CONTENTS

Page
PART I.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	18
Item 3. Controls and Procedures	23

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	25
Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Unudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,179,611	$1,892,824
Accounts receivable, net of allowance for doubtful accounts	14,350,115	6,990,368
Inventories	6,356,631	5,259,717
Prepaid expenses and other receivables	5,362,774	4,299,482
Amount due from directors	4,259,122	3,593,484
Total current assets	58,508,253	22,035,875
PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	4,218,448	3,350,207
DEFERRED ASSETS	8,023	-
CONSTRUCTION PROGRESS	618	-
LAND USE RIGHT, NET OF ACCUMULATED AMORTIZATION	70,738	93,866
OTHER ASSETS	585,053	638,054
GOODWILL	6,193,974	-
TOTAL ASSETS	$69,585,107	$26,118,002

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,988,953	$3,093,928
Customer deposits, accrued expenses and other payables	1,898,724	3,967,447
Payable to ex-shareholders of Pilpol (HK) Biological Limited	5,032,522	-
Current portion of long term debt	29,000	28,700
Deferred tax liabilities	2,721	-
Taxes payable	4,514,625	2,268,057
Note payable	25,750	25,750
Due to shareholders	7,090,177	50,000
Due to directors	0	7,432,971
Total current liabilities	22,582,472	16,866,853
LONG TERM DEBT, LESS CURRENT PORTION	149,751	162,534
TOTAL LIABILITIES	22,732,223	17,029,387

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized; $0.001 par value; 4,477,612 and 0 shares issued and outstanding on June 30, 2007 and December 31, 2006, respectively	4,478	-
Common stock; 70,000,000 shares authorized; $0.001 par value; 70,000,000 and 10,1280,000 shares issued and outstanding on June 30, 2007 and December 31, 2006, respectively	70,000	10,128
Subscription payable	5,332,522	-
Additional paid-in capital	26,353,870	-
Retained earnings	14,331,649	8,785,290
Accumulated other comprehensive income	760,365	293,197
TOTAL STOCKHOLDERS’ EQUITY	46,852,884	9,088,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,585,107	$26,118,002

See accompanying notes to the consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006

REVENUE	$18,715,377	$16,096,279	$12,498,646	$8,830,226

COST OF SALES	(12,451,924)	(10,637,710)	(8,188,633)	(5,780,706)

GROSS PROFIT	6,263,453	5,458,569	4,310,013	3,049,520

OPERATING EXPENSES
Selling and distribution	-	(756)	-	(756)
General and administrative	(647,153)	(672,687)	(371,521)	(401,526)
Finance	(10,523)	(2,770)	(10,523)	(1,182)

INCOME FROM OPERATIONS	5,605,777	4,782,356	3,927,969	2,646,056

OTHER INCOME	8,078	554	8,078	554

INCOME BEFORE TAXATION	5,613,855	4,782,910	3,936,047	2,646,610

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$5,613,855	$4,782,910	$3,936,047	$2,646,610

FOREIGN CURRENCY TRANSLATION	467,168	344,241	506,804	210,215

COMPREHENSIVE INCOME	$6,081,023	$5,127,151	$4,442,851	$2,856,825

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.28	$0.24	$0.13	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	20,051,536	20,051,536	29,866,022	29,866,022

See accompanying notes to the consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income for the period	$5,613,855	$4,782,910
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation and amortization	160,753	120,211
Changes in operating assets and liabilities:
Accounts receivable	(7,359,747)	(723,037)
Inventory	(1,096,914)	(1,754,890)
Prepaid expenses and other receivable	(1,063,292)	50,117
Due from director	2,154,210	-
Accounts payable	895,025	136,967
Due to directors	(7,432,971)	46,347
Customer deposits and accrued expenses	(2,068,723)	(1,450,781)
Due to shareholders	380,842	-
Net assets by way of acquisition (see note 9)	4,471,070	-
Other assets	506,625	465,272
Other taxes payable	2,246,568	920,704

Net cash (outflows)/inflows from operating activities	(2,592,699)	2,593,820

Cash flows from investing activities
Capital injection to a subsidiary	-	(50,028)
Deposit paid for acquisition of subsidiary	(300,000)	-
Purchase of fixed assets	(1,005,866)	(643,397)

Net cash outflows used in investing activities	(1,305,866)	(693,425)

Cash flows from financing activities
Repayment of loan	(12,483)	(13,917)
Issuance of preferred stock	4,478	-
Sales of preferred stock	30,193,357	-

Net cash inflows/(outflows) by financing activities	30,185,352	(13,917)

Net increase in cash and cash equivalents	$26,286,787	$1,886,478

Cash and cash equivalents - beginning of period	1,892,824	1,371,118

Cash and cash equivalents - end of period	$28,179,611	$3,257,596
See accompanying notes to the consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

As of June 30, 2007, the Company owns 100% equity interest and operates:

1.	Olympic Forward Trading Company Limited, a Hong Kong registered company that owns 100% equity interest of 4 wholly owned foreign enterprises registered in China including:
i.	Guangdong Taoda Drink Co., Limited
ii.	Zhanjiang Taoda Drink Co., Limited
iii.	Changchun Taoda Beverage Co., Limited
iv.	Shandong Olympic Forward Drink Co., Limited

The Company owns Olympic Forward Trading Company Limited through Gain Dynasty Investments Limited, a British Virgin Island registered company wholly owned by the Company.

2.
Pilpol (HK) Biological Limited, a Hong Kong registered company that owns 100% equity interest of Nanning Taoda Drink Company Limited, a wholly owned foreign enterprises registered in China. The Company owns Pilpol (HK) Biological Limited through Fine Lake International Limited, a British Virgin Island incorporated company wholly owned by the Company.

Each of the Chinese wholly owned foreign enterprises produces and markets bottled water in China under a proprietary name and also bottles water on a contractual basis for other beverage and servicing companies. Each of these wholly owned foreign enterprises also engages in bottle design, production, packaging and delivery services.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

For the quarter ended and as of June 30, 2007, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

1.	Gain Dynasty Investments Limited
2.	Fine Lake International Limited
3.	Olympic Forward Trading Company Limited
4.	Pilpol (HK) Biological Limited
5.	Guangdong Taoda Drink Co., Limited
6.	Zhanjiang Taoda Drink Co., Limited
7.	Changchun Taoda Beverage Co., Limited
8.	Shandong Olympic Forward Drink Co., Limited
9.	Nanning Taoda Drink Company Limited

The accompanying unaudited consolidated financial statements of the Company include the accounts of its subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company’s major operations are conducted in China (“PRC”). Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly owned subsidiaries.

(c)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company has recorded an allowance for doubtful accounts of $274,017 for six months ended June 30, 2007 and for the year ended December 31, 2006. There were no bad debts incurred for six months ended June 30, 2007 and the year ended December 31, 2006.

(d)	Inventories

Inventories consisting of raw materials, work-in-progress, and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(f)	Land Use Right

According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for 40 to 50 years.

Land use rights represent the cost for purchasing the right to use the leasehold land for the production facilities of Shandong Olympic Forward Drink Co., Limited. It is stated at cost less amortization. Land use rights are being amortized using the straight-line method over the lease term of 8 years.

Amortization expense was $11,564 for the quarters ended June 30, 2007 and 2006.

(g)	Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Building	25 years
Furniture and fixtures	5 - 7 years
Machinery and equipment	3 - 5 years
Transportation equipment	5 - 7 years

The depreciation expenses for the quarters ended June 30, 2007 and 2006 amounted to $137,625 and $148,453, respectively.

(h)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarters ended June 30, 2007 and 2006.

(i) Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of PRC and Hong Kong, the applicable corporation income tax rate ranges from 17.5% to 33%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC. The Company incurred no income tax expense for the quarters ended June 30, 2007 and 2006.

(j) Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

(k)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,
b)	Delivery has occurred or services have been rendered,
c)	The seller's price to the buyer is fixed or determinable, and
d)	Collectibility is reasonably assured.

(l)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007 and December 31, 2006, there was no dilutive security outstanding.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(n)	Retirement Benefits

The PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment of qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC. The Company provides no other retirement benefits to its employees.

(o)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(p) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (US$). The functional currency of the Company is the Renminbi (RMB) and Hong Kong dollar (HK$). Capital accounts of the consolidated financial statements are translated into US$ from RMB and HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

	June 30, 2007	December 31, 2006

Year end RMB : US$ exchange rate	7.605	7.807
Average yearly RMB : US$ exchange rate	7.807	7.939

Year end HK$ : US$ exchange rate	7.800	7.800
Average yearly HK$ : US$ exchange rate	7.800	7.800

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q) Recent Accounting Pronouncements

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

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 4 - BUSINESS COMBINATIONS AND ACQUISITIONS

The Company was incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. On May 30, 2007, the Company completed the Amended and Restated Agreement for Share Exchange (the “Exchange Agreement”) with Gain Dynasty Investments Limited (“Gain Dynasty”) to purchase 100% of the equity ownership of Gain Dynasty in exchange for a total of 59,872,000 shares of the Company’s common stock. The Exchange Agreement resulted in a change of control of the Company. For accounting purposes such share exchange was treated as an acquisition of the Company by, and a re-capitalization of, Gain Dynasty. Gain Dynasty is the accounting acquirer and the results of its operations carry over under reverse merger accounting.

On June 15, 2007, the Company through its wholly owned subsidiary Fine Lake International Limited acquired 100% equity of Pilpol (HK) Biological Limited (“Pilpol”) for an amount of cash equal to $5,332,522 and 1,523,578 shares of the Company’s common stock. Pilpol became a consolidating subsidiary of the Company on June 15, 2007 and the results of Pilpol’s operations on and after June 15, 2007 were consolidated into the financial results of the Company under acquisition accounting. As of August 14, 2007, no shares have been issued to Pilpol.

NOTE 5 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	June 30, 2007	December 31, 2006

Accounts receivable	$14,624,132	$7,264,385
Less: Allowance for doubtful accounts	(274,017)	(274,017)

Accounts receivable, net	$14,350,115	$6,990,368

NOTE 6 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are bottled water and the raw material used to manufacture the bottles.

Inventories as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006

Raw materials	$4,378,046	$4,029,724
Work-in-progress	424,825	403,008
Finished goods	1,553,760	826,985

Total	$6,356,631	$5,259,717

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006

At cost:
Buildings	$281,670	$281,670
Machinery and equipment	5,627,697	4,626,823
Motor Vehicles	129,411	129,411
Office equipment	72,030	67,038
	6,110,808	5,104,942

Less: Accumulated depreciation
Buildings	$33,200	$30,030
Machinery and equipment	1,777,005	1,655,270
Motor Vehicles	58,188	50,172
Office equipment	23,967	19,263
	1,892,360	1,754,735

Plant and equipment, net	$4,218,448	$3,350,207

Depreciation expense for the quarter ended June 30, 2007 and year ended December 31, 2006, was $137,625 and $296,905, respectively.

NOTE 9 - OTHER ASSETS

Other assets consist of an investment property owned by the Company and deferred expenses.

The investment property represents the cost of a residential apartment located in Hong Kong and is held by the Company for long term investment purpose. The investment property is carried at lower of cost or market value on the balance sheet of the Company as of June 30, 2007 and December 31, 2006.

Deferred expenses are expenses with economic benefits extending to a future periods. The Company considers these deferred expenses to be classified as intangible assets and tests the carrying amount for impairment on an annual basis. The Company determined that there was no impairment of deferred expenses as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006

Investment property	$585,053	$585,053
Deferred expenses	-	53,001

TOTAL	$585,053	$638,054

NOTE 10 - GOODWILL

On June 15, 2007, the Company acquired 100% of the outstanding equity of Pilpol (HK) Biological Limited (“Pilpol”). Pilpol owns and operates Nanning Taoda Drink Company Limited, a PRC company which is a bottled water production company located at Nanning City, China.

The acquisition cost was $5,332,522 in cash and 1,523,578 shares of the Company common stock valued at $5,332,522 in aggregate. 1,523,578 shares of the Company common stock were not issued as of June 30, 2007 and shall be issued out on the 30th day following the effective date of the initial registration statement filed by the Company pursuant to the Registration Rights Agreement in associated with the Securities Purchase Agreement entered into by the Company on May 31, 2007. As of August 14, 2007, no shares have been issued to Pilpol.

The following represents the allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition:

Cash and cash equivalents	$1,416,109
Accounts receivables	2,298,933
Inventories	646,126
Prepayment, deposit and other receivable	991,707
Amount due from directors	474,713
Property, plant and equipment, net	958,867

TOTAL ASSET PURCHASED	$6,786,455

Accounts payable	$593,501
Payable to the Company	234,948
Amount due to shareholders	330,842
Other payable and accrued expenses	32,814
Taxes payable	1,123,280

TOTAL LIABILITIES ASSUMED	$2,315,385

NET ASSET ACQUIRED	$4,471,070
TOTAL CONSIDERATION PAID	10,665,044

GOODWILL	$6,193,974

The pro forma combined unaudited statement of operations for Pilpol and the Company for three months and six months ended June 30, 2007 and 2006 are as follows:

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR THREE MONTHS ENDED JUNE 30, 2007

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$12,498,646	$3,160,164	$-	$15,658,810

COST OF SALES	(8,188,633)	(1,994,848)	-	(10,183,481)

GROSS PROFIT	4,310,013	1,165,316	-	5,475,329

OPERATING EXPENSES
Selling and distribution	-	-	-	-
General and administrative	(371,521)	(237,554)	-	(609,075)
Finance	(10,523)	-	-	(10,523)

INCOME FROM OPERATIONS	3,927,969	927,762	-	4,855,731

OTHER INCOME	8,078	18	-	8,096

INCOME BEFORE TAXATION	3,936,047	927,800	-	4,863,827

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$3,936,047	$927,800	$-	$4,863,827

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR SIX MONTHS ENDED JUNE 30, 2007

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$18,715,377	$5,764,050	$-	$24,479,427

COST OF SALES	(12,451,924)	(3,670,186)	-	(16,122,110)

GROSS PROFIT	6,263,453	2,093,864	-	8,357,317

OPERATING EXPENSES
Selling and distribution	-	-	-	-
General and administrative	(647,153)	(442,450)	-	(1,089,603)
Finance	(10,523)	(738)	-	(11,261)

INCOME FROM OPERATIONS	5,605,777	1,650,676	-	7,256,453

OTHER INCOME	8,078	1,671	-	9,749

INCOME BEFORE TAXATION	5,613,855	1,652,347	-	7,266,202

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$5,613,855	$1,652,347	$-	$7,266,202

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR THREE MONTHS ENDED JUNE 30, 2006

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$8,830,226	$2,974,796	$-	$11,805,022

COST OF SALES	(5,780,706)	(1,954,476)	-	(7,735,182)

GROSS PROFIT	3,049,520	1,020,320	-	4,069,840

OPERATING EXPENSES
Selling and distribution	(756)	-	-	(756)
General and administrative	(401,526)	(186,768)	-	(588,294)
Finance	(1,182)	-	-	(1,182)

INCOME FROM OPERATIONS	2,646,056	833,552	-	3,479,608

OTHER INCOME	554	-	-	554

INCOME BEFORE TAXATION	2,646,610	833,552	-	3,480,162

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$2,646,610	$833,552	$-	$3,480,162

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR SIX MONTHS ENDED JUNE 30, 2006

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$16,096,279	$4,119,565	$-	$20,215,844

COST OF SALES	(10,637,710)	(2,705,404)	-	(13,343,114)

GROSS PROFIT	5,458,569	1,414,161	-	6,872,730

OPERATING EXPENSES
Selling and distribution	(756)	-	-	(756)
General and administrative	(672,687)	(258,790)	-	(931,477)
Finance	(2,770)	-	-	(2,770)

INCOME FROM OPERATIONS	4,782,356	1,155,371	-	5,937,727

OTHER INCOME	554	-	-	554

INCOME BEFORE TAXATION	4,782,910	1,155,371	-	5,938,281

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$4,782,910	$1,155,371	$-	$5,938,281

NOTE 11 - CUSTOMER DEPOSITS, ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations. These liabilities do not carry an interest rate and are generally payable within a year. Customer deposits consist of advance payments made by customers for the purchase of products from the Company.

Customer deposits, accrued expenses and other payables as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006

Customer deposits	$-	$2,639,957
Accrued expenses	-	20,207
Other payables	1,898,724	1,307,283

Total	$1,898,724	$3,967,447

NOTE 12 - PAYABLE TO EX-SHAREHOLDERS OF PILPOL (HK) BIOLOGICAL LIMITED

On June 15, 2007, the Company acquired 100% of the outstanding equity of Pilpol (HK) Biological Limited (“Pilpol”) for a cash consideration of $5,332,522 and 1,523,578 shares of the Company common stock to ex-shareholders of Pilpol. See also NOTE 9. As of June 30, 2007, $300,000 was paid to ex-shareholders of Pilpol and $5,032,522 was recorded as payable to ex-shareholders of Pilpol.

NOTE 13 - CURRENT PORTION OF LONG TERM DEBT

The Company borrowed funds from Bank of China, Hong Kong Branch in October 2003 to acquire an investment property that is held by the Company for long term investment purposes. The funds borrowed were secured by a mortgage on this investment property. The monthly installments of the long term loan vary from month to month depending on the interest rate and the interest rate the loan carried ranges from 5.5% to 5.6% per annum during first six months of 2007 and 2006. The long term debt matures in October 2012. The maturities of the long term bank borrowing for the next six years are summarized below:

Year Ended	June 30, 2007	December 31, 2006

2006	$-	$27,849
2007	28,700	28,700
2008	30,000	30,000
2009	32,000	32,000
2010	34,500	34,500
2011	38,000	38,000
2012	28,034	28,034

NOTE 14 - INCOME TAX AND DEFERRED TAX LIABILITIES

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 15% to 33% in the PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended June 30, 2007 and 2006 were as follows:

	June 30
	2007	2006

China Water and Drinks Inc.	17.5%	17.5%
Gain Dynasty Investments Limited	17.5%	17.5%
Fine Lake International Limited	17.5%	17.5%
Olympic Forward Trading Company Limited	17.5%	17.5%
Pilpol (HK) Biological Limited	17.5%	17.5%
Guangdong Taoda Drink Co., Limited	33.0%	33.0%
Zhanjiang Taoda Drink Co., Limited	33.0%	33.0%
Changchun Taoda Beverage Co., Limited	33.0%	33.0%
Shandong Olympic Forward Drink Co., Limited	33.0%	33.0%
Nanning Taoda Drink Company Limited	33.0%	33.0%

The actual and effective corporate income tax was 0% for the quarters ended June 30, 2007 and 2006. Each of the five subsidiaries of the Company is registered with the PRC as wholly owned foreign enterprises. According to the tax laws that are currently in effect in the PRC, wholly owned foreign enterprises are allowed a 100% tax exemption for two years and a 50% tax exemption for the subsequent three years

The Company's actual tax expense differs from the "expected" tax expense for the six months ended June 30, 2007 and for the year ended December 31, 2006 (computed by applying the CIT rate of 17.5% to net profits of China Water and Drinks Inc., 33% to net profit of Guangdong Taoda Drink Co., Limited, 33% to net profit of Zhanjiang Taoda Drink Co., Limited, 33% to net profit of Zhanjiang Taoda Drink Co., Limited, 33% to net profit of Changchun Taoda Beverage Co., Limited, 33% to net profit of Shandong Olympic Forward Drink Co., Limited and 33% to net profit of Nanning Taoda Drink Company Limited) are summarized as follow:

	June 30, 2007	December 31, 2006

Computed "expected" expense	$1,852,572	$2,912,623
Permanent difference due to tax exemption	(1,852,572)	(2,912,623)

TOTAL	$-	$-

The permanent difference originated from the two years tax exemption enjoyed by the subsidiaries of the Company for the six months ended June 30, 2007 and for the year ended December 31, 2006 under the PRC tax regulations.

There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable balances of $4,514,025 and $2,268,057 as of June 30, 2007 and December 31, 2006, respectively, have been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

NOTE 15 - RELATED PARTY TRANSACTIONS

Amounts due to shareholders consist of advances from shareholders and payments on behalf of the Company by the shareholders. Amounts due to shareholders are unsecured and interest free with no fixed payment terms, but are expected to be repaid to the shareholders within the current year.

Amounts due from directors consist of advances to directors and payments on behalf for directors. Amounts due from directors is unsecured and interest free with no fixed payment terms.

NOTE 16 - LONG TERM DEBT, LESS CURRENT PORTION

See also NOTE 12. The long term portion of the long term bank borrowing as of June 30, 2007 and December 31, 2006 are summarized below:

	June 30, 2007	December 31, 2006

Long term portion of the bank borrowing	$149,751	$162,534

NOTE 17 - PREFERRED STOCK

The Company has 5,000,000 shares of Series A Convertible Preferred Stock authorized at $0.001 par value per share (the “Preferred Stock”).

On May 31, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investors for the sale of 4,477,612 shares of Preferred Stock. Each share of Preferred Stock is convertible into 5 shares of the Company’s common stock, par value $.001 per share on the second trading day following the filing with the State of Nevada of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock from 70,000,000 to 150,000,000 shares. As of June 30, 2007, such amendment to the Company’s Articles of Incorporation was not effective and the Preferred Stock was not dilutive in nature as of June 30, 2007. On July 12, 2007, 4,477,612 shares of Preferred Stock were converted into 22,388,060 shares of the Company's common stock.

NOTE 18 - COMMON STOCK

The Company has 70,000,000 shares of common stock authorized at $0.01 par value per share. On May 30, 2007, the Board of Directors and a majority of the shareholders of the Company each approved filing with the State of Nevada of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock of the Registrant from 70,000,000 to 150,000,000 shares. As of June 30, 2007, such amendment to the Company’s Articles of Incorporation was not effective.

As of December 31, 2006 and before May 30, 2007, the company had 10,128,000 shares of common stock issued and outstanding. On May 30, 2007, the Company completed the Amended and Restated Agreement for Share Exchange (the “Exchange Agreement”) with Gain Dynasty Investments Limited (“Gain Dynasty”) to purchase 100% of the equity ownership of Gain Dynasty in exchange for a total of 59,872,000 shares of the Company’s common stock. See also NOTE 4

As of June 30, 2007, the Company had 70,000,000 shares of common stock issued and outstanding.

NOTE 19 - SUBSCRIPTION PAYABLE

On June 15, 2007, the Company acquired 100% of the outstanding equity of Pilpol (HK) Biological Limited (“Pilpol”) for a cash consideration of $5,332,522 and 1,523,578 shares of the Company 's common stock to ex-shareholders of Pilpol. See also NOTE 9. As of June 30, 2007, 1,523,578 shares of the Company's common stock have not yet been issued to the ex-shareholders of Pilpol and the commitment of issuance of shares was recorded as subscription payable.

NOTE 20 - SUBSEQUENT EVENTS

On July 10, 2007, the Company’s filing with the State of Nevada of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock from 70,000,000 to 150,000,000 shares was approved and, on July 12, 2007, 4,477,612 shares of Preferred Stock were converted into 22,388,060 shares of Company’s common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "CWDK believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of CWDK and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-QSB to “CWDK,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Water and Drinks Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Corporate Overview

We were incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. We were considered an exploration stage company. During February of 2005 we acquired interests in 14 mining claims registered with the district office in Atlin, B.C. Canada and an additional nine claims were acquired in November 2006.

On May 1, 2007, we caused to be formed a corporation under the laws of the State of Nevada called China Water and Drinks Inc. ("Merger Sub") and on May 2, 2007, we acquired one hundred shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary. On May 14, 2007, Merger Sub was merged with and into us. As a result of the merger, our corporate name was changed to "China Water and Drinks Inc." We were the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

On May 11, 2007, we entered into an Amended and Restated Agreement for Share Exchange (the “Exchange Agreement”) with Gain Dynasty Investments Limited (“Gain Dynasty”).   The Agreement amended, restated, combined and superseded each of (i) the Agreement for Share Exchange among the Company, Guangdong Taoda Beverage Company Limited (“Guangdong Taoda”) and the shareholder of Guangdong Taoda, dated as of February 13, 2007 and (ii) the Agreement for Share Exchange among the Company and Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited (collectively, the “Taoda Group”) and the shareholder of Taoda Group, dated as of February 16, 2007.  Guangdong Taoda and the entities comprising the Taoda Group, having 4 water production plants totally, are wholly-owned subsidiaries of Olympic Forward Trading Company Limited, which is a wholly-owned subsidiary of Gain Dynasty. On May 30, 2007, we consummated the transaction acquiring 100% of the equity ownership of Gain Dynasty.

On June 15, 2007, in exchange for 1,523,578 shares of our common stock and cash equal to $5,332,522, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province (“Nanning”) by acquiring Pilpol (HK) Biological Limited (“Pilpol”), Nanning’s parent. Nanning’s production plant produces bottled water in bottle sizes ranging from 350 ml to 1,500 ml as well as a 18.9 liter bottles. Nanning has two production lines with a capacity of 160 million liters of bottled water per year. Nanning’s major market is the Guangxi Provice and southwest part of China.

Business Overview

We are a licensed bottled water producer in China. We produce and market bottled water in China using the brand name “Darcunk”. We also supply bottled water products to beverage companies and servicing companies, including Coca-Cola and Uni-President. In addition, we provide private label bottled water production service for companies and servicing industry.

We operate five bottled water production plants in China including the Nanning plant acquired on June 15, 2007. The five plants are located in the cities of Guangzhou (Guangdong Province), Zhanjiang (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province) and Nanning (Guangxi Province). Each production plant has two production lines: one production line produces bottle-sized (350ml-1500ml) bottled water and the other production line produces carboy-sized (18.9L) bottled water. We can produce a variety of bottled water products including purified water, mineralized water, oxygenated water and other specialized bottled water such as those added with vitamins. Our major market is China. Currently, our products are sold in 11 provinces of China including the Guangdong Province, the Guangxi Province, the Shandong Province, the Heilongjiang Province, the Jilin Province, the Shanxi Province, the Shaanxi Province, the Gansu Province, the Liaoning Province, the Anhui Province and the Sichuan Province.

Our Products

We produce purified bottled water from raw materials to end product. We produce the plastic bottles and use drinking water supplied by municipal water supplies or natural water collected from streams, lakes and wells. Before we fill the our bottles with water, we process the water through a series of procedures in accordance with industrial standards and the standards set by the customers. Clarification, pre-filtration, final filtration, UV radiation, sterilization are basic but necessary steps in water processing. Special treatment and additional processing such as oxy-hydrating or water softening is applied according to different product requirements. After water is filled into the bottle, the bottled water will undergo the final stage of quality and hygiene check. The bottled water is then packaged and delivered. All our bottles are made of PET (Polyethylene terephthalate). PET bottles are well known for their high standards in the industry and is superior to the traditional PVC bottle and glass bottle because it is clearer, lightweight, durable, and is more resistant to heat and chemicals. We produce a wide range of bottled water sizes in volume from 200ml to 18.9L.

Our products are bottled water of different volumes with different bottles. We produce small bottled water of volume from 350ml to 1.5L, which bottles are used one time and carboy sized bottled water of 18.9L with returnable bottle. In 2006, small bottled water composed 87% of our turnover in amount and the carboy sized bottle water contributes the remaining 13%.

Our Market

Our major market is customers in China. China has faced drinking water issues for a long time because of the scarcity of water resources due to the large population and the uneven geographic distribution of water resources. In addition, the pollution problem has grown, resulting from the modernization in China during the last 20 years. Nowadays, 300 million people in China cannot obtain potable water. In case of natural disasters or accidents which cause severe water shortage outbreaks, bottled water is the only source of drinking water. From 2000 to 2005, the demand for bottled water in China has an average compound growth rate of 16.5% according to the Beverage Marketing Corporation. As there is no short term plan for improving the availability of water resources and the quality of municipal water supply system, the demand for bottled water in both quality and quantity is expected to growth continuously.

Sales and Marketing

We primarily market and sell our branded product, “Darcunk” bottled water, through major regional distributors. We signed regional exclusive distribution contracts with them so that they distribute our products into lower level distributors and retailers and worked on our behalf  for any marketing campaign we plan. We leverage the resources of top level distributors for our marketing campaign execution and information dissemination so that we can optimize our resources according to our scale of production capacity and products geographical coverage. Currently most of our marketing campaigns are held at the points of sales. We have maintained a very small marketing team and marketing budget so that we are able to concentrate our effort in production capacity enlargement and geographical product availability.

Business Outlook

Our short term direction is to increase our product availability in both quantity and geographical coverage. We are focusing our effort in:

•	increasing the production capacity of our current production facilities;

•	increasing our production and products presence in China;

•	expanding distribution channels for the own branded products, “Darcunk” bottled water.

In July 2007, we completed a private placement of our convertible preferred stock for gross proceeds of $30 million. The proceeds were used in part to finance the execution of our plan to expand our production plants located at Changchun City and Guangzhou City, which are reaching the maximum production capacity. Management believes that this expansion may adequetly increase our production capacity. In addition, management intends to use a portion of the proceeds to finance the acquisition of 2-3 additional bottled water companies into our production network with the desire to expand our product penetration in new geographic markets. We have already acquired one bottled water company located in Nanning City of Guangxi Province on June 15, 2007, as mentioned above. We also secured a piece of land in Changchun City for expansion of our plant there in July 2007. We are now actively sourcing the land resource in Guangzhou City to execute our production plant expansion plan. In addition, we are looking for more acquisition opportunities.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller's price to the buyer is fixed or determinable; and

4.	Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Results Of Operations

Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

The following table summarizes the results of our operations during the three-month periods ended June 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2006.

All amounts, other than percentages, in U.S. dollars

	3 Months Ended June 30,
Item	2007	2006	Increase	% Increase
Revenue	$12,498,646	$8,830,226	$3,668,420	41.54%
Cost of Goods Sold	(8,188,633)	(5,780,706)	(2,407,927)	(41.65)%
Gross Profit	4,310,013	3,049,520	1,260,493	41.33%
Selling, General and Administrative Expenses	(371,521)	(402,282)	(30,761)	(7.65)%
Finance Charge	(10,523)	(1,182)	(9,341)	(790.27)%
Total Operating Expenses	(382,044)	(403,464)	(21,420)	(5.31)%
Income from Operation	3,927,696	2,646,056	1,281,913	48.45%
Other Income (expense)	8,078	554	7,524	1358.12%
Income before Income Tax	3,936,047	2,646,610	1,289,437	48.72%
Provision for Taxes	-	-	-	-
Net income	3,936,047	2,646,610	1,289,437	48.72%

Revenue. During the second quarter of 2007, sales revenue increased from $8,830,226 for the second quarter of 2006 to $12,498,646 for the second quarter of 2007, representing a 41.54% increase. The increase in revenue was mainly due to the following factors: First, demand for bottled water generally has continuously grown in China. Second, we have expanded our production facility and storage spaces in the second quarter so that we can fulfill more orders from our distributors and our customers, such as beverage and servicing companies. Third, the newly acquired Nanning facility contributed additional revenue in the quarter for the short period of time in which its results were included in our consolidated revenue for the period.

Management believes that growth of revenue can sustain in the remaining months of 2007 due to (i) continued growth in the consumption of bottled water which can increase our sales to both beverage companies and our own distribution network, (ii) continued enhancement of our branding and profiling in China, (iii) further implementation of our expansion strategy intended to increase our availability in both area coverage, product range and quantity of products produced, and (iv) continued positive revenue contributions to our results by the newly acquired Nanning production plant.

Cost of goods sold. Cost of goods sold for the second quarter of 2007 was $8,188,633, an increase of 41.65% compared to $5,780,706 in the same period in 2006. The increase of cost of good for the three months period ended June 30, 2007 as compared the same period last year was a result of the increase in the number of sales. Gross profit was $4,310,013 for the three months ended June 30, 2007 compared to $3,049,520 for the same quarter last year. Gross profit margin was 34.48% for the three months period ended June 30, 2007 which was close to 34.53% for the same period in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 2007 decreased by 7.65% to $371,521 from $402,282 during the same period in 2006. The selling, general and administrative expenses mainly consist of the rental costs of the plants and the salaries of the plants’ managers and administration and accounting staffs. The decrease in the expenses was mainly due to the control of selling expenses and corresponding supporting resources, such as local transportation and spending allowance to staff, in the period.

Income before income tax and income taxes expenses. Income before income tax was $3,936,047 for the quarter ended June 30, 2007 compared to $2,646,610 for the same period last year. The increase was mainly due to the increase in revenue generated from a larger number of sales.

There was no provision for income tax for the three months period ended June 30, 2007.

Net income. Net income for the second quarter of 2007 was $3,936,047, representing a 48.72% increase from the same period in 2006. The increase was mainly due to the increase in the number of sales. Net margin for the second quarter of 2007 was 31.50%, an increase from 29.97% for the same quarter of 2006. The increase in net margin in the second quarter was mainly due to the decrease in selling, general and administrative expenses during the second quarter of 2007.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

The following table summarizes the results of our operations during the six-month periods ended June 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2006.

All amounts, other than percentages, in U.S. dollars

	6 Months Ended June 30,
Item	2007	2006	Increase	% Increase
Revenue	$18,715,377	$16,096,279	$2,619,098	16.27%
Cost of Goods Sold	(12,451,924)	(10,637,710)	(1,814,214)	(17.05)%
Gross Profit	6,263,453	5,458,569	804,884	14.75%
Selling, General and Administrative Expenses	(647,153)	(673,443)	(26,290)	(3.90)%
Finance Charge	(10,523)	(2,770)	(7,753)	(279.89)%
Total Operating Expenses	(657,676)	(676,213)	(18,537)	(2.74)%
Income from Operation	5,605,777	4,782,356	823,421	17.22%
Other Income (expense)	8,078	554	7,524	1358.12%
Income before Income Tax	5,613,855	4,782,910	830,945	17.37%
Provision for Taxes	-	-	-	-
Net income	5,613,855	4,782,910	830,945	17.37%

Revenue. Revenue was $18,715,377 for the six months period ended June 30, 2007 as compared to $16,096,279 for the same period in 2006, an increase of 16.27%. The increase in revenue for the six months periods compared to the same period in the last year was mainly attributed by the increased general demand of bottled water in the second quarter of 2007. The increase of $2,619,098 for the six months period ended June 30, 2007 compared to the same period in 2006, was a result of an increase in the second quarter of 2007 which compensated for a decrease in total revenue in the first quarter of 2007, that was as result of a lower number of sales due to bad weather conditions and resulting postponed orders from customers, and contributed an increase .

Cost of goods sold. Cost of goods sold for the six months period ended June 30, 2007 was $12,451,924 which was an increase of 17.05% compared to $10,637,710 during the same period in 2006. The increase of cost of good for the six months period ended June 30, 2007 as compared the same period last year was a result of increase in sales. Gross profit was $6,263,453 for the six months ended June 30, 2007 compared to $5,458,569 for the same period in 2006. Gross profit margin was 33.47% for the six months ended June 30, 2007 which was slightly lower than 33.91% for the same period in 2006. The decrease in revenue occurring in the first quarter of 2007, mentioned above, caused a higher percentage of fixed production overhead in cost of sales and thus a lower gross profit margin.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 decreased by 3.90% to $647,153 from $673,443 for the same period in 2006. The selling, general and administrative expenses mainly consists of the rental costs of the plants and the salaries of the plants’ managers and administration and accounting staffs. These expenses were relatively stable during the period.

Income before income tax and income taxes expenses. Income before income tax was $5,613,855 for the six months period ended June 30, 2007 compared to $4,782,910 for the same period last year. The increase was mainly due to the increase in the number of sales.

There was no provision for income tax for the six months period ended June 30, 2007.

Net income. Net income for the six months period ended June 30, 2007 was $5,613,855, representing a 17.37% increase from the same period in 2006. The increase was mainly due to the increase in the number of sales. Net margin for the second quarter of 2007 was 31.59%, an increase from 29.71% for the same period of 2006. The increase in net margin in the six months period ended June 30, 2007 compared to the same period in 2006 was mainly due to decrease in selling, general and administrative expenses in the period.

Liquidity and Capital Resources

Operating Activities:

Net cash used in operating activities was $2,592,699 for the six months ended June 30, 2007, which was an increase of $5,186,519 from the $2,593,820 of the net cash provided by operating activities for the same period in 2006. The increase was mainly due to an increase in the number of sales and thus an increase in accounts receivable.

Investing Activities:

Our main uses of cash for investing activities during the six months ended June 30, 2007 were deposits for the acquisition of new operations and purchases of property, plant and equipment.

Net cash used in investing activities in the six months ended June 30, 2007 was $1,305,866, which is an increase of $612,441 from net cash used in investing activities of $693,425 in the same period of 2006 due to increased acquisition of business and purchases of property, plant and equipment in 2007.

Financing Activities:

Net cash provided by financing activities in the six months ended June 30, 2007 totaled $30,185,352 as compared to $13,917 paid to repayment of loan in the same period of 2006. The increase of cash provided by financing activities was solely attributable to the sale of convertible preferred stock in June of 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 4,477,612 shares of Series A Convertible Preferred Stock, par value of $0.001 per share (the “Preferred Stock”) with a stated value equal to $6.70 per share (the “Share Sale”) for aggregate gross proceeds equal to $30,000,000 in a series of transactions exempt from registration under the Securities Act. The Share Sale was consummated on June 4, 2007. Each share of Preferred Stock was convertible into five (5) shares of the Registrant’s common stock, par value $.001 per share (the “Common Stock”), subject to adjustment. All of the shares of the Preferred Stock were automatically converted into 22,388,061 shares of Common Stock on July 12, 2007.

In connection with the Share Sale, the Investors, the Company, Mr. Xu Hong Bin, a shareholder of the Company, the Pinnacle Fund, as agent and Loeb & Loeb LLP, as escrow agent have entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”), whereby Mr. Xu Hong Bin has agreed to transfer 11,194,030 shares of Common Stock owned by him to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for its fiscal year ended December 31, 2007 and 11,194,030 shares of Common Stock owned by him to the Investors in the event that the Registrant does not meet certain performance targets for its fiscal year ended December 31, 2008. The performance target for the Company’s fiscal year ended December 31, 2007 is the achievement of after-tax net income of at least $19,000,000. The performance target for the Company’s fiscal year ended December 31, 2008 are the achievement of after-tax net income of at least $30,000,000 and earnings per share of at least $0.30.

In connection with the Share Sale, the Company agreed to provide the Investors rights to register for resale the shares of Common Stock underlying the Preferred Stock pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement also requires the Company to register for resale any shares of Common Stock that may be released to the Investors pursuant to the terms of the Make Good Escrow Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement by no later than the date which is 90 days after the consummation of the Share Sale. In the event that the Company does not file timely such registration statement and/or in the event that such registration statement is not declared effective on or prior to the date which is 180 days after the consummation of the Share Sale, the Company will be required to pay liquidated damages to each Investor in an amount equal to 1% of the aggregate investment amount originally paid by such Investor for each month during which the Company has not complied with its registration obligations up to a maximum of 10% of such Investor's investment amount.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Board of Directors adopted by unanimous written consent dated May 30, 2007, a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company. The holders of more than a majority of the outstanding shares of the Company’s Common Stock approved by written consent dated May 30, 2007, a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 75,000,000 shares of capital stock, of which 70,000,000 shares are designated as shares of Common Stock and 5,000,000 shares are designated as shares of Preferred Stock to 155,000,000 shares, of which 150,000,000 shall be designated as Common Stock and 5,000,000 shares shall be designated as Preferred Stock. Of the 70,000,000 shares of Common Stock authorized on May 30, 2007, all 70,000,000 shares of Common Stock were issued and outstanding.

The consenting stockholders were collectively the record and beneficial owners of 48,200,000 shares of Common Stock, which represented 68.86% of the issued and outstanding shares of the Company’s Common Stock. No consideration was paid for the consent. The names of the consenting stockholders and the number of shares of Common Stock with respect to which such consent was given is as follows:

Name	Number of Shares for Which Consent was Given	Percentage
Xu Hong Bin	36,000,000	51.43%
Xing Hua Chen	12,200,000	17.43%

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description

31	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WATER AND DRINKS INC.

Dated: August 20, 2007	By:	/s/ Chen Xing Hua
Name: Chen Xing Hua
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)