Form 10-Q
period 2007-09-30
China Water & Drinks Inc..
filed 2007-11-19
CIK 1344133

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:

China Water and Drinks Inc.

(Exact name of registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 th Floor, Development Centre Building Ren Min Nan Road, Shenzen, People Republic of China	518001
(Address of principal executive offices)	(Zip Code)

 +86-755-82287772

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer	☐Accelerated filer	☒Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

TABLE OF CONTENTS

Page
PART I.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sept 30, 2007 (Unaudited)	December 31,2006 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,803,489	$1,892,824
Accounts receivable, net of allowance for doubtful accounts	12,719,771	6,990,368
Inventories	7,512,748	5,259,717
Prepaid expenses and other receivables	8,970,414	4,299,482
Amount due from directors	-	3,593,484
Total current assets	57,006,422	22,035,875
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	4,765,245	3,350,207
CONSTRUCTION PROGRESS	394,781	-
LAND USE RIGHT, NET OF ACCUMULATED AMORTIZATION	448,327	93,866
OTHER ASSETS	585,134	638,054
INVESTMENT IN AFFILIATE	25,549,342	-
GOODWILL	7,631,568	-
TOTAL ASSETS	$96,380,819	$26,118,002

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4,214,357	$3,093,928
Customer deposits, accrued expenses and other payables	5,953,433	3,967,447
Current portion of long term debt	29,578	28,700
Short term loan	266,042	-
Taxes payable	6,340,063	2,268,057
Note payable	-	25,750
Due to shareholders	1,165,148	50,000
Due to directors	7,432,971	7,432,971
Total current liabilities	25,401,592	16,866,853
LONG TERM DEBT, LESS CURRENT PORTION	140,182	162,534
TOTAL LIABILITIES	25,541,774	17,029,387

MINORITY INTERESTS	537,919	-

STOCKHOLDERS' EQUITY
Preferred stock; 5,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding on September 30, 2007 and December 31, 2006,respectively	-	-
Common stock; 150,000,000 shares authorized; $0.001 par value; 94,521,393 and 10,128,000
shares issued and outstanding on September 30, 2007 and December 31, 2006,respectively	94,521	10,128
Subscription payable	6,750,922	-
Additional paid-in capital	42,760,490	-
Retained earnings	19,912,884	8,785,290
Accumulated other comprehensive income	782,309	293,197
TOTAL STOCKHOLDERS' EQUITY	70,301,126	9,088,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,380,819	$26,118,002

See accompanying notes to the condensed consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006

REVENUE	$37,235,316	$26,415,520	$18,519,939	$10,319,241

COST OF SALES	(24,370,167)	(17,477,819)	(11,918,243)	(6,840,109)

GROSS PROFIT	12,856,149	8,937,701	6,601,696	3,479,132

OPERATING EXPENSES
Selling and distribution	(5,933)	(48,274)	(5,933)	(47,518)
General and administrative	(1,588,476)	(872,385)	(941,323)	(199,698)
Finance	(17,222)	(3,109)	(6,709)	(339)

INCOME FROM OPERATIONS	11,253,518	8,013,933	5,647,731	3,231,577

OTHER INCOME	60,290	2,174	52,212	1,620

INCOME BEFORE TAXATION	11,313,808	8,016,107	5,699,943	3,233,197

PROVISION FOR TAXATION	-	-	-	-

INCOME AFTER TAXATION	11,313,808	8,016,107	5,699,943	3,233,197

Profit from affiliate	122,678	-	122,678	-

INCOME AFTER PROFIT FROM AFFILIATE	11,436,486	8,016,107	5,822,621	3,233,197

Minority interests	(15,695)	-	(15,695)	-

INCOME AFTER MINORITY INTERESTS	11,420,791	8,016,107	5,806,926	3,233,197

OTHER COMPREHENSIVE INCOME

Gain on foreign exchange translation	489,112	-	289,509	-

COMPREHENSIVE INCOME	$11,909,903	$8,016,107	$6,096,435	$3,233,197

NET INCOME PER SHARE:
BASIC	$0.24	$0.17	$0.06	$0.04
DILUTED	$0.23	$0.17	$0.06	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	48,456,389	48,456,389	90,673,416	90,673,416
DILUTED	50,695,195	48,456,389	92,912,222	90,673,416

See accompanying notes to the condensed consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended Sept 30,
	2007	2006

Cash flows from operating activities
Net income for the period	$11,909,903	$4,782,910
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation and amortization	441,704	120,211
Note payable	(25,750)
Gain on foreign exchange translation	(489,112)	-
Minority interest	553,614	-
Net income from minority interests.	(15,695)	-
Equity in net income of affiliate	122,678	-
Changes in operating assets and liabilities:
Accounts receivable	(5,729,403)	(723,037)
Inventory	(2,253,031)	(1,754,890)
Prepaid expenses and other receivable	(4,670,932)	50,117
Due from director	3,593,484	-
Accounts payable	1,120,429	136,967
Due to directors	1,165,148	46,347
Customer deposits and accrued expenses	1,985,986	(1,450,781)
Due to shareholders	(50,000)	-
Net assets from acquisition	5,113,557	-
Other assets	53,001	465,272
Other taxes payable	4,072,006	920,704
Net cash inflows from operating activities	16,897,587	2,593,820

Cash flows from investing activities
Capital injection to a subsidiary	-	(50,028)
Investment in subsidiaries	(15,392,522)	-
Purchase of fixed assets	(2,605,984)	(643,397)

Net cash outflows used in investing activities	(17,998,506)	(693,425)

Cash flows from financing activities
Receipt from Short term loan	266,042	(13,917)
Repayment of Current portion of long term debt	(21,474)	-
Issuance of common stock	26,767,016	-

Net cash inflows/(outflows) by financing activities	27,011,584	(13,917)

Net increase in cash and cash equivalents	$25,910,665	$1,886,478

Cash and cash equivalents - beginning of period	1,892,824	1,371,118

Cash and cash equivalents - end of period	$27,803,489	$3,257,596

See accompanying notes to the condensed consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The interim financial statement of China Water and Drinks Inc. and subsidiaries (“CWDK” or the “Company”) for the three and nine months ended September 30, 2007 and 2006 are not audited. The financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full year period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

As of September 30, 2007, CWDK:

1.  owns 100% equity interest and operates Olympic Forward Trading Company Limited (“Olympic”), a Hong Kong registered company that owns 100% equity interest of 4 Wholly Owned Foreign Enterprises (“WOFE”) registered in China (“PRC”) including:

i.	Guangdong Taoda Drink Co., Limited
ii.	Zhanjiang Taoda Drink Co., Limited
iii.	Changchun Taoda Beverage Co., Limited
iv.	Shandong Olympic Forward Drink Co., Limited

The Company owns Olympic through Gain Dynasty Investments Limited, a British Virgin Island registered company wholly owned by the Company.

2.  owns 100% equity interest and operates Pilpol (HK) Biological Limited (“Pilpol”), a Hong Kong registered company that owns 100% equity interest of Nanning Taoda Drink Company Limited (“Nanning”), a WOFE registered in China. Pilpol also acquired 66.7% equity interest of Shenyang Aixin Co Ltd. (“Aixin”) on August 24, 2007. The Company acquired Pilpol on June 15, 2007, through Fine Lake International Limited, a British Virgin Island incorporated company (“Fine Lake”) wholly owned by CWDK.

3.  owns 48% of the outstanding equity of Hutton Holdings Corporation (“Hutton”), a company incorporated under the laws of the State of Nevada and owns 100%equity interest of Guozhu Holding Company Ltd (“Guozhu”) through China Valley Development Ltd, a British Virgin Island incorporated company wholly owned by Hutton. Guozhu owns 100% equity of the following companies

i.	Fogang Guozhu Plastics Co. Ltd.
ii.	Excellent Fame Investments Ltd. (HK registered Company), which owns 100% of Fogang Guozhu Blowing Equipment Co. Ltd.
iii.	Guangdong Guozhu Precision Mold Co. Ltd.

The subsidiaries of Olympic & Pilpol produce and market bottled water in China under a proprietary name and also bottle water on a contractual basis for other beverage and servicing companies. These enterprises also engage in bottle design, production, packaging and delivery services. Guozhu and its subsidiaries engage in mold manufacturing, polyethylene terephthalate (PET) packaging and bottle production.

For the quarter ended and as of Sept 30, 2007, the unaudited consolidated financial statements include the accounts of the Company and the following subsidiaries:

1.	Gain Dynasty Investments Limited
2.	Fine Lake International Limited
3.	Olympic Forward Trading Company Limited
4.	Pilpol (HK) Biological Limited
5.	Guangdong Taoda Drink Co., Limited
6.	Zhanjiang Taoda Drink Co., Limited
7.	Changchun Taoda Beverage Co., Limited
8.	Shandong Olympic Forward Drink Co., Limited
9.	Nanning Taoda Drink Company Limited
10.	Shenyang Aixin Company Limited

The accompanying unaudited consolidated financial statements of the Company include the accounts of its subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

The Company's major operations are conducted in PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the Company's business, financial condition, and results of operations.

The Company's major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly owned subsidiaries.

(c)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company has recorded an allowance for doubtful accounts of $6,711 for nine months ended September 30, 2007 and $274,017 for the year ended December 31, 2006. There were no bad debts incurred for nine months ended September 30, 2007 and the year ended December 31, 2006.

(d)	Inventories

Inventories consisting of raw materials, work-in-progress, and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

(e)	Plant and Equipment

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

Land use rights represent the cost for purchasing the right to use the leasehold land for the production facilities of Aixin and Shangdong Olympic Forward Drink Company Limited. It is stated at cost less amortization. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Amortization expense was $8,434 for the period ended September 30, 2007 and $5,801 for the period ended September 30, 2006.

(g)	Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Building	25 years
Furniture and fixtures	5 - 7 years
Machinery and equipment	3 - 5 years
Transportation equipment	5 - 7 years

The depreciation expenses for the nine months period ended September 30, 2007 and 2006 amounted to $443,270 and $114,410, respectively.

(h)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair valueless costs to sell. There were no impairments of long-lived assets for the period ended September 30, 2007 and 2006.

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

In accordance with the relevant tax laws and regulations of PRC and Hong Kong, the applicable corporation income tax rate ranges from 17.5% to 33%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC. The Company incurred no income tax expense for the nine months period ended September 30, 2007 and 2006.

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

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,
b)	Delivery has occurred or services have been rendered,
c)	The seller's price to the buyer is fixed or determinable, and
d)	Collectability is reasonably assured.

(l)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Outstanding warrants at September 30, 2007 to purchase 2,238,806 shares of common stock were included in the computation of diluted earnings per share because the exercise price was lower than the average market price of the company's common stock.

Following is a reconciliation of the denominator and numerator used in the computation of basic and diluted earnings per share for the period ended September 30, 2007 and 2006:

	For the period ended September 30
Denominator:	2007	2006

Basic weighted average shares of common stock outstanding	48,456,389	48,456,389
Assumed exercise of warrants and options, net	2.238,806	-

Diluted weighted average shares of common stock outstanding	50,695,195	48,456,389

Numerator:

Net income	$11,420,791	$8,016,107

Diluted net income	$11,420,791	$8,016,107

Earnings per share:
Basic	$0.24	$0.17
Diluted	$0.23	$0.17

(m)	Use of Estimates

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

	September 30, 2007	December 31, 2006

Period/ Year end RMB : US$ exchange rate	7.517	7.807
Period/ Year Average RMB : US$ exchange rate	7.766	7.939

Period/ Year end HK$ : US$ exchange rate	7.776	7.800
Period/ Year Average HK$ : US$ exchange rate	7.811	7.800

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

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4,previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2,Accounting for Real Estate Time-Sharing Transactions.

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

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however ,includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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

NOTE 4 - BUSINESS COMBINATIONS AND ACQUISITIONS

The Company was incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. On May 30, 2007, the Company completed the Amended and Restated Agreement for Share Exchange (the “Exchange Agreement”) with Gain Dynasty Investments Limited (“Gain Dynasty”) to purchase 100% of the equity ownership of Gain Dynasty in exchange for a total of 59,872,000 shares of the Company's common stock. The Exchange Agreement resulted in a change of control of the Company. For accounting purposes such share exchange was treated as an acquisition of the Company by, and a recapitalization of Gain Dynasty. Gain Dynasty is the accounting acquirer and the results of its operations carry over under reverse merger accounting.

On June 15, 2007, the Company through its wholly owned subsidiary Fine Lake International Limited acquired 100% of the equity of Pilpol for an amount of cash equal to $5,332,522 and 1,523,578 shares of the Company's common stock. Pilpol became a consolidating subsidiary of the Company on June 15, 2007 and the results of Pilpol's operations on and after June 15, 2007 were consolidated into the financial results of the Company under acquisition accounting. As of November 14, 2007, no shares have been issued to Pilpol shareholders.

On August 24, 2007, the Company acquired 66.7% of the equity of Aixin through its wholly owned subsidiary Pilpol for an amount of cash equal to $1,060,000 and 177,333 shares of the company’s common stock. Aixin became a consolidating subsidiary of the Company on August 24, 2007 and the results of Aixin's operations on and after August 24, 2007 were consolidated into the financial results of the Company under acquisition accounting. As of November 14, 2007, no shares have been issued to Aixin’s shareholders.

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value of Hutton and 5,000,000 shares of preferred stock of Hutton. As a result, the company owns 48% of the equity in Hutton and it becomes an affiliate company of CWDK. The financial results of Hutton was consolidated in the company’s financial statement by the equity method.

NOTE 5 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30, 2007	December 31, 2006

Accounts receivable	$12,726,482	$7,264,385
Less: Allowance for doubtful accounts	(6,711)	(274,017)

Accounts receivable, net	$12,719,771	$6,990,368

NOTE 6 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are bottled water and the raw material used to manufacture the bottles.

Inventories as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006

Raw materials	$4,883,321	$4,029,724
Work-in-progress	652,584	403,008
Finished goods	1,976,843	826,985

Total	$7,512,748	$5,259,717

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company

NOTE 8 - PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company's wholly owned subsidiaries in PRC. Plant and equipment as of September 30, 2007 and December 31, 2006 were summarized as follows:

	September 30, 2007	December 31, 2006

At cost:
Buildings	$455,454	$281,670
Machinery and equipment	6,221,690	4,626,823
Motor Vehicles	121,979	129,411
Office equipment	154,127	67,038
	6,953,250	5,104,942

Less: Accumulated depreciation
Buildings	$201,127	$30,030
Machinery and equipment	1,860,851	1,655,270
Motor Vehicles	49,818	50,172
Office equipment	76,209	19,263
	2,188,005	1,754,735

Plant and equipment, net of accumulated depreciation	$4,765,245	$3,350,207

Depreciation expense for the nine months period ended September 30, 2007 and 2006 were $433,270 and $114,410, respectively.

NOTE 9 - OTHER ASSETS

Other assets consist of an investment property owned by the Company and deferred expenses.

The investment property represents the cost of a residential apartment located in Hong Kong and is held by the Company for long term investment purpose. The investment property is carried at lower of cost or market value on the balance sheet of the Company as of September 30, 2007 and December 31, 2006.

Deferred expenses are expenses with economic benefits extending to a future periods. The Company considers these deferred expenses to be classified as intangible assets and tests the carrying amount for impairment on an annual basis. The Company determined that there was no impairment of deferred expenses as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006

Investment property	$585,134	$585,053
Deferred expenses	-	53,001

TOTAL	$585,134	$638,054

NOTE 10 - INVESTMENT IN AFFILIATE

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value of Hutton and 5,000,000 shares of preferred stock of Hutton. Total consideration paid for Hutton acquisition was $9,000,000 in cash and 2,133,333 shares of the Company’s common stock, which were valued at $25,549,342 in aggregate and recorded under investment in affiliate. As a result, the company owns 48% of the equity in Hutton and it becomes an affiliate company of CWDK. According to the share purchase agreement signed between the Company and sellers of Hutton shares, CWDK will not have any managerial rights in or control of Hutton and as a result, the financial results of Hutton were consolidated in the company’s financial statement by the equity method without full consolidation of all financials of Hutton.

Through 3 Chinese subsidiaries wholly owned by Hutton, Hutton engages in the manufacturing of beverage bottle production equipment as well as providing molds and bottle production services for various customers in China.

NOTE 11 - GOODWILL

(a) Pilpol acquisition

On June 15, 2007, the Company acquired 100% of the outstanding equity of Pilpol through its wholly-owned subsidiary Fine Lake. Pilpol owns and operates Nanning, a PRC company which is a bottled water production company located at Nanning City, PRC.

The acquisition cost was $5,332,522 in cash and 1,523,578 shares of the Company common stock valued at $5,332,522 in aggregate. As of November 14, 2007, no shares have been issued to Pilpol’s former shareholders.

The following represents the allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition:

Cash and cash equivalents	$1,416,109
Accounts receivables	2,298,933
Inventories	646,126
Prepayment, deposit and other receivable	991,707
Amount due from directors	474,713
Plant and equipment, net of accumulated depreciation	958,867

TOTAL ASSET PURCHASED	$6,786,455

Accounts payable	$593,501
Payable to the Company	234,948
Amount due to shareholders	330,842
Other payable and accrued expenses	32,814
Taxes payable	1,123,280

TOTAL LIABILITIES ASSUMED	$2,315,385

NET ASSET ACQUIRED	$4,471,070
TOTAL CONSIDERATION PAID	10,665,044

GOODWILL	$6,193,974

The pro forma combined unaudited statement of operations for Pilpol (Before Pilpol acquired Aixin on August 24, 2007) and the Company for three months ended September 30, 2007 and 2006 are as follows:

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR THREE MONTHS ENDED SEPTEMBER 30, 2007

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	13,769,440	$4,467,300	$-	$18,236,740

COST OF SALES	(8,961,147)	(2,851,423)	-	(11,812,570)

GROSS PROFIT	4,808,293	1,615,877	-	6,424,170

OPERATING EXPENSES
Selling and distribution	(5,933)	-	-	(5,933)
General and administrative	(865,265)	(265,215)	-	(1,130,480)
Finance		(117)	-	(117)

INCOME FROM OPERATIONS	3,937,095	1,350,545	-	5,287,640

OTHER INCOME	59,296	-	-	59,296

INCOME BEFORE TAXATION	3,996,391	1,350,5457	-	5,346,936

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	3,996,391	$1,350,545	$-	$5,346,936

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR THREE MONTHS ENDED SEPTEMBER 30, 2006

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$10,319,241	$3,002,767	-	13,322,008

COST OF SALES	(6,840,109)	(1,969,815)	-	(8,809,924)

GROSS PROFIT	3,479,132	1,032,952	-	4,512,084

OPERATING EXPENSES
Selling and distribution	(47,518)	-		(47,518)
General and administrative	(199,698)	(188,929)	-	(388,627)
Finance	(339)	(104)	-	(443)

INCOME FROM OPERATIONS	3,231,577	843,919	-	4,075,496

OTHER INCOME	1,620	272	-	1,892

INCOME BEFORE TAXATION	3,233,197	844,191	-	4,077,388

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$3,233,197	$844,191	-	4,077,388

The pro forma combined unaudited statement of operations for Pilpol (Before Pilpol acquired Aixin on August 24, 2007) and the Company for nine months ended September 30, 2007 and 2006 are as follows:

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$32,484,817	$10,329,911		$42,814,728

COST OF SALES	(21,413,071)	(6,584,367)	-	(27,997,438)

GROSS PROFIT	11,071,746	3,745,544	-	14,817,290

OPERATING EXPENSES
Selling and distribution	(5,933)	-	-	(5,933 5,933)
General and administrative	(1,514,086)	(715,877)	-	(2,229,963)
Finance	(8,855)	(378)	-	(9,233 8,855)

INCOME FROM OPERATIONS	9,542,872	3,029,289	-	12,572,161

OTHER INCOME	67,374	1,837	-	69,211

INCOME BEFORE TAXATION	9,610,246	3,031,126	-	12,641,372

PROVISION FOR TAXATION	-	-	-

NET INCOME	$9,610,246	$3,031,126	$-	$12,641,372

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$26,415,520	$3,703,914	-	30,119,434

COST OF SALES	(17,477,819)	(2,473,589)	-	(19,951,408)

GROSS PROFIT	8,937,701	1,230,325	-	10,168,026

OPERATING EXPENSES
Selling and distribution	(48,274)	-		(48,274)
General and administrative	(872,385)	(271,007)	-	(1,143,392)
Finance	(3,109)	(12,782)	-	(15,891)

INCOME FROM OPERATIONS	8,013,933	946,536	-	8,960,469

OTHER INCOME	2,174	3,623	-	5,797

INCOME BEFORE TAXATION	8,016,107	950,159	-	8,966,266

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$8,016,107	$950,159	-	8,966,266

(b) Aixin acquisition

On August 24, 2007 the Company acquired 66.7% of the equity of Aixin through its wholly owned subsidiary Pilpol at a consideration of $1,060,000 in cash and 177,300 shares of the Company’s common stock valued at $8 per share. As of November 14, 2007, no shares have been issued.

The following represents the allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition:

Cash and cash equivalents	$68,398
Accounts receivables	1,590,506
Inventories	79,059
Prepayment, deposit and other receivable	404,285
Construction in progress	336,012
Plant and equipment, net of accumulated depreciation	870,837

TOTAL ASSET PURCHASED	$3,349,097

Trade Payables	$894,442
Other Payables	384,758
Deposit Received	2,460
Accruals	-
Tax Payable	242,271
Short term loan	264,736

TOTAL LIABILITIES ASSUMED	$1,788,667

NET ASSET	$1,560,430
NET ASSET ACQUIRED (66.7% equity ownership acquired)	1,040,807

TOTAL CONSIDERATION PAID	$2,478,400

GOODWILL	$1,437,593

The pro forma combined unaudited statement of operations for Pilpol (After Pilpol acquired Aixin on August 24, 2007) and the Company for three months ended September 30, 2007 and 2006 are as follows:

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR THREE MONTHS ENDED SEPTEMBER 30, 2007

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$13,769,440	$5,308,775	$-	$19,078,215

COST OF SALES	(8,961,147)	(3,417,576)	-	(12,378,723)

GROSS PROFIT	4,808,293	1,891,199	-	6,699,492

OPERATING EXPENSES
Selling and distribution	(5,933)	-	-	(5,933)
General and administrative	(865,265)	(384,695)	-	(1,249,960)
Finance cost		(13405)	-	(13,405)

INCOME FROM OPERATIONS	3,937,095)	1,493,099	-	5,430,194

OTHER INCOME	59,296	2,629	-	61,925

INCOME BEFORE TAXATION	3,996,391	1,495,728	-	5,492,119

PROVISION FOR TAXATION		-	-

NET INCOME	$3,996,391	$1,495,728	$-	$5,492,119

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR THREE MONTHS ENDED SEPTEMBER 30, 2006

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$10,319,241	$7,263,608	-	17,582,849

COST OF SALES	(6,840,109)	(4,768,001)	-	(11,608,110)

GROSS PROFIT	3,479,132	2,495,607	-	5,974,739

OPERATING EXPENSES
Selling and distribution	(47,518)	-	-	(47,518)
General and administrative	(199,698)	(457,231)	-	(656,929)
Finance	(339)	(283)	-	(622)

INCOME FROM OPERATIONS	3,231,577	2,038,093	-	5,269,670

OTHER INCOME	1,620	658	-	2,278

INCOME BEFORE TAXATION	3,233,197	2,038,751	-	5,271,948

PROVISION FOR TAXATION		-	-	-

NET INCOME	$3,233,197	$2,038,751	-	3,233,197

The pro forma combined unaudited statement of operations for Pilpol (After Pilpol acquired Aixin on August 24, 2007) and the Company for nine months ended September 30, 2007 and 2006 are as follows:

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$32,484,817	$12,642,320	$-	$45,127,137

COST OF SALES	(21,413,071)	(8,242,574)	-	(29,655,645)

GROSS PROFIT	11,071,746	4,399,746	-	15,471,492

OPERATING EXPENSES
Selling and distribution	(5,933)	-	-	(5,933)
General and administrative	(1,514,086)	(971,105)	-	(2,485,191)
Finance cost	(8,855)	(28,936)	-	(37,791)

INCOME FROM OPERATIONS	9,542,872	3,399,705	-	12,942,577

OTHER INCOME	67,374	59,804	-	127,178

INCOME BEFORE TAXATION	9,610,246	3,459,509	-	13,069,755

PROVISION FOR TAXATION	-	-	-

NET INCOME	$9,610,246	$3,459,509	$-	$13,069,755

UNAUDITED PRO - FORMA COMBINED CONSOLIDATED STATEMENT OF INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006

	CWDK Historical	Pilpol Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$26,415,520	$3,703,914	-	30,119,434

COST OF SALES	(17,477,819)	(2,473,589)	-	(19,951,408)

GROSS PROFIT	8,937,701	1,230,325	-	10,168,026

OPERATING EXPENSES
Selling and distribution	(48,274)	-		(48,274)
General and administrative	(872,385)	(271,007)	-	(1,143,392)
Finance	(3,109)	(12,782)	-	(15,891)

INCOME FROM OPERATIONS	8,013,933	946,536	-	8,960,469

OTHER INCOME	2,174	3,623	-	5,797

INCOME BEFORE TAXATION	8,016,107	950,159	-	8,966,266

PROVISION FOR TAXATION	-	-	-	-

NET INCOME	$8,016,107	$950,159	-	8,966,266

NOTE 12 - CUSTOMER DEPOSITS, ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations. These liabilities do not carry an interest rate and are generally payable within a year. Customer deposits consist of advance payments made by customers for the purchase of products from the Company.

Customer deposits, accrued expenses and other payables as of September 30, 2007 and December 31, 2006 were summarized as follows:

	September 30, 2007	December 31, 2006

Customer deposits	$66,633	$2,639,957
Accrued expenses	533,209	20,207
Other payables	5,353,591	1,307,283

Total	$5,953,433	$3,967,447

NOTE 13 - CURRENT PORTION OF LONG TERM DEBT

The Company borrowed funds from Bank of China, Hong Kong Branch in October 2003 to acquire an investment property that is held by the Company for long term investment purposes. The funds borrowed were secured by a mortgage on this investment property. The monthly installments of the long term loan vary from month to month depending on the interest rate and the interest rate the loan carried ranges from 5.5% to 5.6% per annum during first nine months of 2007 and 2006. The long term debt will be matured in October 2012. The maturities of the long term bank borrowing for the next six years are summarized below:

Year Ended	September 30, 2007	December 31, 2006

2006	$-	$27,849
2007	28,700	28,700
2008	30,000	30,000
2009	32,000	32,000
2010	34,500	34,500
2011	38,000	38,000
2012	28,034	28,034

NOTE 14 - INCOME TAX AND DEFERRED TAX LIABILITIES

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 15% to 33% for the PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the period ended September 30, 2007 and 2006 were as follows:

	September 30,
	2007	2006

China Water and Drinks Inc.	17.5%	17.5%
Gain Dynasty Investments Limited	17.5%	17.5%
Fine Lake International Limited	17.5%	17.5%
Olympic Forward Trading Company Limited	17.5%	17.5%
Pilpol (HK) Biological Limited	17.5%	17.5%
Guangdong Taoda Drink Co., Limited	33.0%	33.0%
Zhanjiang Taoda Drink Co., Limited	33.0%	33.0%
Changchun Taoda Beverage Co., Limited	33.0%	33.0%
Shandong Olympic Forward Drink Co., Limited	33.0%	33.0%
Nanning Taoda Drink Company Limited	33.0%	33.0%
Shenyang Aixin Co., Limited	33.0%	33.0%

The actual and effective corporate income tax was 0% for the quarters ended September 30, 2007 and 2006. The subsidiaries of the Company are registered with the PRC as WOFE. According to the tax laws that are currently in effect in the PRC, WOFE are allowed a 100% tax exemption for the first two years and a 50% tax exemption for the subsequent three years

The Company's actual tax expense differs from the "expected" tax expense for the nine months period ended September 30, 2007 and for the year ended December 31, 2006 (computed by applying the CIT rate of 17.5% on net profits of China Water and Drinks Inc., 33% on net profit of Guangdong Taoda Drink Co., Limited, Zhanjiang Taoda Drink Co., Limited, Aixin, Changchun Taoda Beverage Co., Limited, Shandong Olympic Forward Drink Co., Limited and Nanning Taoda Drink Company Limited) are summarized as follow:

	September 30, 2007	December 31, 2006

Computed “expected” expense	$1,852,572	$2,912,623
Permanent difference due to tax exemption	(1,852,572)	(2,912,623)

TOTAL	$-	$-

The permanent difference originated from the two years tax exemption enjoyed by the subsidiaries of the Company for the nine months ended September 30, 2007 and for the year ended December 31, 2006 under the PRC tax regulations.

There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable balances of $2,331,277 and $2,268,057 as of September 30, 2007 and December 31, 2006, respectively, have been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

NOTE 15 - RELATED PARTY TRANSACTIONS

Amounts due to shareholders consist of advances from shareholders and payments on behalf of the Company by the shareholders. Amounts due to shareholders are unsecured and interest free with no fixed payment terms, but are expected to be repaid to the shareholders within the current year.

Amounts due to directors are unsecured and interest free with no fixed payment terms.

NOTE 16 - LONG TERM DEBT, LESS CURRENT PORTION

See also NOTE 12. The long term portion of the long term bank borrowing as of September 30, 2007 and December 31, 2006 were summarized below:

	September 30, 2007	December 31, 2006

Long term portion of the bank borrowing	$140,182	$162,534

NOTE 17 - SHAREHOLDERS’ EQUITY

(a) Common stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share.

On July 11, 2007, 4,477,612 shares of series a preferred stock issued to certain investors in related to a Securities Purchase Agreement signed on May 31, 2007 were converted to 22,388,060 shares of the common stock of the Company.

On August 31, 2007 the Company entered into and closed a Stock Purchase Agreement with shareholders of Hutton to purchase 11,000,000 shares of common stock and 5,000,000 shares of preferred stock of Hutton at a consideration of $9,000,000 in cash and 2,133,333 shares of the Company’s common stock. 2,133,333 shares of common stock were issued on the same day.

As of September 30, 2007, there were 94,521,393 shares of common stock issued and outstanding.

(b) Subscription payable

On June 15, 2007, the Company acquired 100% of the outstanding equity of Pilpol for a cash consideration of $5,332,522 and 1,523,578 shares of the Company's common stock to ex-shareholders of Pilpol. As of September 30, 2007, 1,523,578 shares of the Company's common stock were not issued and the commitment to issue shares was recorded as subscription payable.

On August 24, 2007 the Company acquired 66.7% of the equity of Aixin for a consideration of $1,060,000 in cash and 177,300 shares of the Company’s common stock. As of September 30, 2007, the consideration shares were not issued and such commitment to issue shares was recorded as a subscription payable.

(c) Warrants

On May 31, 2007, the Company entered into a Securities Purchase Agreement with certain investors for the sale of an aggregate of 4,477,612 shares of series A convertible preferred stock for aggregate gross proceeds of $30,000,000. In conjunction to the Securities Purchase Agreement, a total of 2,238,806 shares of warrants to purchase Company's common stock, exercisable within 5 years from August 22, 2007 at $1.61 per share, were issued to 2 individuals on August 22, 2007. The following table summarizes information about all common stock purchase warrants outstanding as of September 30, 2007. All warrants were exercisable as of September 30, 2007.

The following table summarized the outstanding warrants as of September 30, 2007:

Exercise Prices	Number of Warrant Outstanding	Weighted Average Exercise Price	Expiration Dates

$1.61	2,238,806	$1.61	August 21, 2012

The following table summarized the warrant activities of the Company for the years ended December 31, 2006 and for the period ended September 30, 2007:

	Weighted Average Warrants Granted	Exercise Price

Outstanding January 1, 2007
Granted	2,238,806	$1.61
Exercised	-	-
Cancelled	-	-

Outstanding at September 30, 2007	2,238,806	$1.61

Exercisable at September 30, 2007	2,238,806	$1.61

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-Q to “CWDK,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Water and Drinks Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;
3.	The seller's price to the buyer is fixed or determinable; and
4.	Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

The following table summarizes the results of our operations during the three-month period ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006.

	Three months ended September 30,
	2007	2006	Increase	% increase

Revenue	$18,519,939	$10,319,241	$8,200,698	79%
Cost of goods sold	11,918,243	6,840,109	5,078,134	74%
Gross profit	6,601,696	3,479,132	3,122,564	89%
Selling and distribution	5,933	47,518	-41,585	-87%
General and administrative	941,323	199,698	741,625	371%
Finance cost	6,709	339	6,370	1,879%
Income from operation	5,647,731	3,231,577	2,416,154	74%
Other income (expense)	52,212	1,620	50,592	3,122%
Income before taxation	5,699,943	3,233,197	2,466,746	76%
Provision for taxation	-	-	-	-
Profit from affiliate	122,678		122,678	-
Minority interests	15,695		15,695	-
Net income after minority interests	5,806,926	3,233,197	2,573,729	79%

Revenues

Sales revenue increased from $10,319,241 for the third quarter of 2006 to $18,519,939 for the third quarter of 2007, representing a 79% increase. The increase in revenue was mainly due to the increase in demand of bottle water for the period in China and the additional revenue contributed by the two newly acquired bottled water production plants on June 15, 2007 and August 24, 2007. These two newly acquired plants contributed 25% of revenue of the quarter for the company.

Cost of goods sold and gross profit

Cost of goods sold for the third quarter of 2007 was $11,918,243, an increase of 74% compared to $6,840,109 of the same period in 2006. The increase of cost of good for the three months period ended September 30, 2007 as compared the same period last year was a result of an increase in sales.

Gross profit was $6,601,696 for the three months period ended September 30, 2007 compared to $3,479,132 for the same period last year. The increase was contributed by the increase of revenue.

Gross profit as a percentage of revenue increased from 33% in the comparable period of the prior year to 35% in the third quarter of 2007 due to the introduction of automatic PET bottle production lines which reduced average labor cost.

Selling and marketing

Selling and marketing expenses, including distribution expenses, decreased from $47,518 in the three months period ended September 30, 2006 to $5,933 in the same period of 2007, representing a 87% decrease. The details of our selling and marketing expenses for the quarter ended September 30, 2007 were as follows:

Staff cost	$4,798
Advertising	850
Sales related tax	114
Sundry expenses	171

In the quarter ended September 30, 2007, the selling and marketing expenses mostly is staff cost. The decrease in the selling and marketing expenses is primary due to the reduction of advertising and exhibition cost compared to the third quarter of 2006.

General and administrative

General and administrative expenses increased from $199,698 in the third quarter of 2006 to $941,323 in the same quarter of 2007, or a 371% increase. The details of general and administrative expenses for the third quarter of 2007 were as follows:

Office and supply	$176,685
Staff cost	286,808
Traveling and entertainment	207,599
Depreciation and amortization	10,218
Sundry expenses	45,498
Insurance	2,881
Tax Fee	2,690
Legal and professional expenses	6,122
Research & development	4,920
Transportation	66,513
Public relations & advertising	131,389

The increase in general and administrative expenses in the quarter ended September 30, 2007 compared to the same period of 2006 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment, office and supplies. The general and administrative expenses for the three months period ended September 30, 2007 mainly consisted of staff cost, office and supplies, traveling and entertainment, public relations and advertising.

Income before income tax and income taxes expenses

Income before income tax was $5,699,943 for the quarter ended September 30, 2007 compared to $3,233,197 for the same period last year, representation an increase of $2,466,746. The increase was mainly due to the increase in revenue.

The company had no income tax for both the quarter ended September 30, 2007 and the quarter ended September 30, 2006.

Net income

Net income after minority interests for the third quarter of 2007 was $5,806,926, representing an increase of $2,573,729 from the same period in 2006. The increase was mainly due to the increase in sales. Net margin for the third quarter of 2007 was 31% which is equal to that for the same period of 2006. The net margin is stable as the increase in gross profit margin was offset by the increase in general and administrative cost in the period.

Results of Operations - Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

The following table summarizes the results of our operations during the nine month period ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2006:

	Nine months ended September 30,
	2007	2006	Increase	% increase

Revenue	$37,235,316	$26,415,520	$10,819,796	40%
Cost of goods sold	24,370,167	17,477,819	6,892,348	39%
Gross profit	12,856,149	8,937,701	3,918,448	43%
Selling and distribution	5,933	48,274	-42,341	-87%
General and administrative	1,588,476	872,385	716,091	82%
Finance cost	17,222	3,109	14,113	453%
Income from operation	11,253,518	8,013,933	3,239,585	40%
Other income (expense)	60,290	2,174	58,116	2,673%
Income before taxation	11,313,808	8,016,107	3,297,701	41%
Provision for taxation	-	-	-	-
Profit from affiliate	122,678	-	122,678	-
Minority interests	15,695	-	15,695	-
Net income after minority interests	11,420,791	8,016,107	3,404,684	42%

Revenues

Sales revenue increased from $26,415,520 for the nine month period ended September 30, 2006 to $37,235,316 for the same period of 2007, representing a 40% increase. The increase in revenue was mainly due to the increase in demand of bottled water in China.

Cost of goods sold and gross profit

Cost of goods sold for the nine month period ended September 30, 2007 was $24,370,167, an increase of 39% compared to $17,477,819 of the same period in 2006. The increase of cost of good for the nine month period ended September 30, 2007 as compared the same period last year was a result of an increase in sales.

Gross profit was $12,856,149 for the nine months ended September 30, 2007 compared to $8,937,701 for the same period last year. This increase was contributed by the increase of revenue.

Gross profit as a percentage of revenues increased from 33% in the comparable period of the prior year to 34% in the nine months period ended September 30, 2007 due to the introduction of automatic PET bottle production line started in May 2007 which reduced average labor cost.

Selling and marketing

Selling and marketing expenses, including distribution expenses, decreased from $48,274 in the nine months period ended September 30, 2006 to $5,933 in the same period of 2007, representing a decrease of $42,341. The details of our selling and marketing expenses for the nine months period ended September 30, 2007 were as follows:

Staff cost	$4,798
Advertising	850
Sales related tax	114
Sundry expenses	171

In the nine months period ended September 30, 2007, the selling and marketing expenses mostly is staff cost. The decrease in the selling and marketing expenses is primary due to the reduction of advertising and exhibition cost compared to the same period of prior year.

General and Administrative

General and administrative expenses increased from $872,385 in the nine months period ended September 30, 2006 to $1,588,476 in the same period of 2007, or 82% increase. The details of general and administrative expenses for the nine months ended September 30, 2007 were as follows:

Office and supply	$327,833
Staff cost	532,170
Traveling and entertainment	383,833
Depreciation and amortization	35,685
Sundry expenses	41,578
Insurance	2,841
Tax Fee	2,920
Legal and professional expenses	27,247
Research & development	7,997
Transportation	94,983
Public relations & advertising	131,389

The increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the same period of 2006 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and office and supplies. The general and administrative expenses for the nine months ended September 30, 2007 mainly consisted of staff cost, office and supplies, traveling and entertainment, public relations and advertising.

Income before income tax and income taxes expenses

Income before income tax was $11,313,808 for the nine months period ended September 30, 2007 compared to $8,016,107 for the same period last year. The increase was mainly due to the increase in revenue.

Provision for taxation for the nine months ended September 30, 2007 was $0 which is the same as that for the nine months ended September 30, 2006.

Net income

Net income after minority interests for the nine months of 2007 was $11,420,791, representing a 42% increase from the same period in 2006. The increase was mainly due to the increase in sales. Net margin for the nine months ended September 30, 2007 was 30% which is equal to that for the same period of 2006. The net margin is stable as the increase in gross profit margin was offset by the increase in general and administrative cost in the period.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2007, was $27,803,489, representing an increase of $25,910,665, or 1,368%, compared with our cash balance of $1,892,824 at September 31, 2006. The increase was mainly attributable to net cash received through issuance of new shares. The cash is mainly used for operating cash.

Cash Flow

Cash flows from operations during the nine months ended September 30, 2007 amounted to $16,897,587, representing an increase of $14,303,767 compared with cash flows from operations of $2,593,820 in the same period of 2006. The increase cash flow was primarily due to increases in net income and customer deposits and accrued expenses for the period.

Our cash flows used in investing activities amounted to $18,739,097 in the nine months ended September 30, 2007. During that period, we have completed three acquisitions and have purchased equipment for our expansion of production capacity.

Our cash flows from financing activities amounted to $27,011,584 in the nine months ended September 30, 2007. During this period, we have gained addition cash through the share exchange transaction we consummated on August 27, 2007.

Working Capital

Our working capital increased by $26,435,808 to $31,604,830 at September 30, 2007 as compared to $5,169,022 at December 31, 2006, primarily due to the addition cash obtained in the share exchange transaction consummated on August 27, 2007.

We currently generate our cash flow through production and sales of bottled water in China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2007 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.766 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the quarter ended September 30, 2007, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the renminbi from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

The Company's business is characterized by new product and service development and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

Approximately 100% of the Company's revenue is derived from Asia and Greater China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4 - CONTROL AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended September 30, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Business

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity and distribution channels. We will need to engage in various forms of capacity expansion activities at corporate level, and of promotional and marketing activities at operational level in order to carry out our plans. Therefore, the Company’s proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bottled water industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that the Company’s efforts will be successful or result in revenue or profit, or those investors will not lose their entire investment

We rely on distributors to sell our products. Any delays in delivery or poor handling by distributors and third party transport operators may affect our sales and damage our reputation.

We sell our own brand “Darcunk” through distributors. We rely on these distributors for the distribution of our products. The distribution service provided by these distributors could be suspended and the supply of our products to retailers could be interrupted in the case of unforeseen events. Delivery disruptions may occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters and labor strikes.  Poor handing by distributors and third-party transport operators could also result in damage to our products. If our products are not delivered to retailers on time, or are delivered damaged, we could lose business and our reputation could be harmed.

Supplying bottled water to beverage and service companies constitutes a major portion of our revenue. Any delays in delivery may affect our sales, damage our relationships with our customers and even cause us to incur penalties.

Sales made to beverage and service companies account for a significant portion of our total sales, especially at the beginning stages of our newly built plants. At the same time, the aggregate market demand for our product has also increased rapidly. While our production capacity is reaching to the limit of our production capacity, it is more and more of a difficult task for us to balance between production of our own brand and producing for branded beverage and drinks companies. If we fail in delivering products to those companies on time, we may risk damaging our long-term relationships with these customers.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality factors. For example, we typically experience higher sales of bottled water in summer time in coastal cities while the sales remain constant throughout the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarters of the year when the weather is hot and dry, and lower in the first and fourth quarters of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between periods within a single year, or between periods in different financial years, are not necessarily meaningful and may not present a meaningful indication of our performance.

There could be a shortage of raw materials, if governments put a water supply limit on bottled water producers.

We depend mainly on municipal water supplies to provide us with water as raw material.  It is possible that municipal governments could put usage limits on bottled water producers such as in situations when water reserves for their cities are low.  Our income and profits could be highly impaired if such limits are imposed.

Increases in raw material prices that we are not able to pass on to our Customers would reduce our profit margins.

The principal raw materials we use in our production, including bottle containers, caps and packaging materials, are subject to a high degree of price volatility caused by external conditions like price fluctuations of PET raw materials-the byproducts of oil, which account for a significant portion of our product cost. We cannot guarantee that the price we pay for our raw materials will be stable in the future. Price changes to our raw materials may result in unexpected increases in production, packaging and distribution costs, and we may be unable to increase the prices of our final products to offset these increased costs and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices.

We face increasing competition from both domestic and foreign companies, which may affect our market share and profit margin.

The bottled water industry in China is highly competitive, and we expect it to be more competitive in the future. Currently, there are more than 3,000 water brands in China, including domestic and foreign-invested enterprises. Our ability to compete against these enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitor by providing high quality products at reasonable prices that appeal to consumers’ tastes and preferences. Some of our competitors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. Our competitors in any particular market may also benefit from raw material sources or production facilities that are closer to such markets, which provide them with competitive advantages in terms of costs and proximity to consumers.

We cannot assure you that our current or potential competitors will not provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the bottled water industry among our competitors, alliances may develop among competitors and these alliances may rapidly acquire significant market share, and some of our distributors may commence production of products similar to those we sell to them. Furthermore, competition may lead competitors to substantially increase their advertising expenditures and promotional activities or to engage in irrational or predatory pricing behavior. We also cannot assure you that third parties will not actively engage in activities, whether legal or illegal, designed to undermine our brand name and product quality or to influence consumer confidence in our product. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margin. We cannot assure you that we will be able to compete effectively against current and future competitors.

Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may cause us to incur significant capital expenditures, and we cannot assure that we will be able to comply with any such laws and regulations.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that we will be able to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products.

Changes in existing PRC food hygiene laws may cause us to incur additional costs to comply with the more stringent laws and regulations, which could have an adverse impact on our financial position.

Manufacturers within the China bottled water industry are subject to compliance with PRC food hygiene laws and regulations. These food hygiene laws require all enterprises engaged in the production of bottled water to obtain a hygiene license for each of their production facilities. They also set out hygiene standards with respect to food processing, packaging and containers, information to be disclosed on packaging as well as hygiene requirements of food production and sites, facilities and equipment used for the transportation and sale of food. Failure to comply with PRC food hygiene laws may result in fines, suspension of operations, loss of hygiene licenses and, in more extreme cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current food hygiene laws, in the event that the PRC government increases the stringency of such laws, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

The outbreak of any severe contagious diseases in China, if uncontrolled, could adversely affect our results of operations.

The outbreak of any severe communicable disease in China, if uncontrolled, could adversely affect the overall business sentiments and environment in China, which in turn may lead to slower overall gross domestic product growth in China. As our sales are currently derived from our Chinese operations, any contraction or slow down in the growth of the gross domestic product of China may adversely affect our financial condition, results of operations and future growth. In addition, if any of our employees are infected or affected by any severe communicable diseases outbreak, it could adversely affect or disrupt our production at the relevant production facility and adversely affect our business operations as we may be required to close our production facilities to prevent the spread of the disease. The spread of any severe communicable disease in China may also affect the operations of our distributors and suppliers, causing delivery disruptions which could in turn adversely affect our operating results and share price.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers. Their knowledge of our business and technical expertise would be difficult to replace.

We were founded in 1996 by Mr. Xu Hong Bin, the general manager of Olympic Forward Trading Company Limited. Since then, Mr. Xu Hong Bin and our highly experienced senior management team have developed us into a large scale bottled water production company. Mr. Xu, together with other senior management, has been the key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Mr. Xu Hong Bin and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected.

Risks Associated With Our Common Stock

The concentrated ownership of our common stock may have the effect of delaying or preventing a change in control of our Company.

Our directors, officers, key personnel and their affiliates as a group beneficially own a majority of our outstanding common stock. As a result, these stockholders will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. Please read “Security Ownership of Certain Beneficial Owners and Management".

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company. In addition, we will incur substantial expenses in connection with the preparation of the Registration Statement of which this Prospectus forms a part and related documents.

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our Company in the future.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

Although individual members of our management team have experience as officers of publicly-traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that a more active market for the common stock will develop.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We plan to list our common stock on the American Stock Exchange or the NASDAQ Global Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that it will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have any preferred shares outstanding, the board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

We have never paid dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any for the foreseeable future.

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales is derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

We derive a substantial portion of ours sales from China

Substantially all of our sales are generated from China. We anticipated that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer buying power and reduce consumption of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the bottled water industry and therefore increase the risks associated with operating in the bottled water industry.

Because our assets and operations are located outside the United States and a majority of our officers and directors are non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all the assets of our subsidiaries are located outside the United States. In addition, all of our officers and directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against our operating entities or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

We may not continue to receive the preferential tax treatment we currently enjoy, and dividends paid to us from our operations in China may become subject to income tax.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The current maximum corporate income tax rate is 33%. Under current PRC law, a foreign-invested enterprise shall enjoy preferential enterprise income tax treatment in the PRC. A full exemption from PRC enterprise income tax applies in the first and second years a profit is made and a 50% from PRC enterprise income tax applies in the third, fourth and fifth years. Certain of our subsidiaries enjoy tax concessions due to their status as foreign-invested enterprises. However, PRC government promulgated on March 16, 2007 the Enterprise Income Tax Law that will be effective as of January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be apply to any enterprise, in which case the foreign-invested enterprise shall not enjoy the preferential tax treatment as before. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

Weakened political relations between the U.S. and China could make us less attractive.

The relationship between the United States and China is subject to sudden fluctuations and periodic tension. Changes in political conditions in China and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations, future business plans and profitability.

The economy of China has been experiencing unprecedented growth, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy policies, any of which would have an adverse effect on the company.

The rapid growth of the Chinese economy has led to higher rates of inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in our costs and expenses.

Our ability to implement our planned development is dependent on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business at each of our production facilities including, without limitation, hygiene permits and industrial products production permits. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with the Detailed Rules for Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises. Failure to pass these inspections, or the loss of or suspend some or all of our production activities, which could disrupt our operations and adversely affect our business.

The Company faces the risk that changes in the policies of the Chinese government could have a significant impact upon our ability to sustain our growth and expansion strategies.

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we can not predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on our current or future business, results of operation or financial condition.

Our ability to continue to expand our business is dependent on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on our ability to sustain the growth rate we have historically achieved due to the aggregate market demand for consumer goods like bottled water.

Changes in the conversion rate between the Renminbi and foreign currencies, such as the United States dollar may adversely affect our profits.

We conduct our business utilizing Chinese Renminbi as well as United States dollars and other currencies. The Renminbi (“RMB”) is not a freely convertible currency. The State Administration for Foreign Exchange, under authority of the People’s Bank of China controls the conversion of Renminbi into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange trading system market. Neither we nor our subsidiaries have a formal hedging policy with respect to foreign exchange exposure. In the future, we may hedge exchange transactions after considering the foreign currency amount, exposure period and the transaction costs.

Chinese foreign exchange controls may limit our ability to utilize the revenues of our Chinese subsidiaries effectively and receive dividends and other payments from our Chinese subsidiaries.

Our operating subsidiaries are subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises, are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for payment of dividends, limited capital items such as direct investments, loans and issuances of securities, some of which may be effected with governmental approval, while others require authorization.

The ability of our operating subsidiaries to remit funds to us may be limited by these restrictions. There can be no assurance that the relevant regulations in China will not be amended so as to adversely affect the ability of our operating subsidiaries to remit funds to us.

Failure to comply with the State Administration of Foreign Exchange regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect our business operations.

On October 21, 2005, the State Administration of Foreign Exchange issued a new public notice which became effective on November 1, 2005. The notice requires PRC residents to register with the local State Administration of Foreign Exchange branch before establishing or controlling any company, referred to in the notice as a “special purpose offshore company”, outside of China for the purpose of capital financing. PRC residents who are shareholders of a special purpose offshore company established before November 1, 2005 were required to register with the local State Administration of Foreign Exchange Branch. Our beneficial owners need to comply with the relevant the State Administration of Foreign Exchange requirements in all material respects in connection with our investments and financing activities. If such beneficial owners fail to comply with the relevant the State Administration of Foreign Exchange requirements, such failure may subject the beneficial owners to fines and legal sanctions and may also adversely affect our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company and its indirect wholly-owned subsidiary Pilpol (HK) Biological Limited (“Pilpol”), entered into and closed a Stock Purchase Agreement with Haoyang Bian, the sole shareholder of Shenyang Aixin Company Limited (“Shenyang”) pursuant to which Pilpol agreed to purchase 66.67% of the outstanding equity of Shenyang. Shenyang is a bottled water production company located at Shenyang City, in the Jilin Province of the People’s Republic of China.

In consideration the acquisition of Shenyang, the Company, on behalf of Pilpol, has agreed to pay Haoyang Bian total consideration equal to (i) $1,060,000 in cash and (ii) 177,300 shares of the Company’s common stock, which will be issued on the 30th day after the effective date of the initial registration statement to be filed by the Company in connection with its $30 million private placement of shares that was consummated on June 4, 2007. The Agreement also contains a “lock up” provision, pursuant to which Haoyang Bian agreed that he shall not transfer or sell any shares for a period of two years following the date of issuance of the shares for the acquisition.

On August 31, 2007, the Company entered into and closed a Stock Purchase Agreement with Cai Yingren and Wu Wen, each being shareholders of Hutton Holdings Corporation, a Nevada corporation (“Hutton”) pursuant to which the Company agreed to purchase an aggregate of 11,000,000 shares of common stock, $0.001 par value of Hutton and 5,000,000 shares of preferred stock of Hutton. In consideration of the acquisition, the Company paid Cai Yingren and Wu Wen total consideration equal to the $9,000,000 in cash and 2,133,333 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WATER AND DRINKS INC.

Dated: November 19, 2007	By:	/s/ Chen Xing Hua
Name: Chen Xing Hua
Title: Chief Executive Officer