Form 10-Q/A
period 2007-06-30
China Water & Drinks Inc..
filed 2007-12-31
CIK 1344133

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

As of August 14, 2007, there were 92,388,060 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on August 20, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to revise the presentation of our Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and our Consolidated Balance Sheets as of June 30, 2007. The revision consists of a reclassification (i) between line items within the statement caption “Inventory” in the Consolidated Statements of Cash Flows, which had no effect on “Net cash (outflows)/inflows from operating activities,” or “Net increase in cash and cash equivalents,” and (ii) between the following line items in the “Consolidated Balance Sheet”: “Prepaid Expenses and other receivables,” “Customer deposits, accrued expenses and other payables,” and “Due to directors,” which had no effect on “Total Asset,” “Total Liabilities,” or “Total Stockholders’ Equity. In addition, the revision had no effect on our “Condensed Consolidated Statements of Comprehensive Income”.

Except as set forth above and the updated certifications, this Form 10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since August 20, 2007.

TABLE OF CONTENTS

Page
PART I.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,179,611	$1,892,824
Accounts receivable, net of allowance for doubtful accounts	14,350,115	6,990,368
Inventories	6,356,631	5,259,717
Prepaid expenses and other receivables	9,621,896	4,299,482
Amount due from directors	-	3,593,484
Total current assets	58,508,253	22,035,875
PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	4,218,448	3,350,207
DEFERRED ASSETS	8,023	-
CONSTRUCTION PROGRESS	618	-
LAND USE RIGHT, NET OF ACCUMULATED AMORTIZATION	70,738	93,866
OTHER ASSETS	585,053	638,054
GOODWILL	6,193,974	-
TOTAL ASSETS	$69,585,107	$26,118,002

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,988,953	$3,093,928
Customer deposits, accrued expenses and other payables	1,555,930	3,967,447
Payable to ex-shareholders of Pilpol (HK) Biological Limited	5,032,522	-
Current portion of long term debt	29,000	28,700
Deferred tax liabilities	2,721	-
Taxes payable	4,514,625	2,268,057
Note payable	25,750	25,750
Due to shareholders	-	50,000
Due to directors	7,432,971	7,432,971
Total current liabilities	22,582,472	16,866,853
LONG TERM DEBT, LESS CURRENT PORTION	149,751	162,534
TOTAL LIABILITIES	22,732,223	17,029,387

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized; $0.001 par value; 4,477,612 and 0 shares issued and outstanding on June 30, 2007 and December 31, 2006, respectively	4,478	-
Common stock; 70,000,000 shares authorized; $0.001 par value; 70,000,000 and 10,128,000 shares issued and outstanding on June 30, 2007 and December 31, 2006, respectively	70,000	10,128
Subscription payable	5,332,522	-
Additional paid-in capital	26,353,870	-
Retained earnings	14,331,649	8,785,290
Accumulated other comprehensive income	760,365	293,197
TOTAL STOCKHOLDERS’ EQUITY	46,852,884	9,088,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,585,107	$26,118,002

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

See accompanying notes to the consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income for the period	$5,613,855	$4,782,910
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation and amortization	160,753	120,211
Changes in operating assets and liabilities:
Accounts receivable	(7,359,747)	(723,037)
Inventory	(1,096,914)	(1,754,890)
Prepaid expenses and other receivable	(5,322,414)	50,117
Due from director	(676,845)	-
Accounts payable	895,025	136,967
Due to directors	-	46,347
Customer deposits, accrued expenses and other payable	(2,411,517)	(1,450,781)
Due to shareholders	380,842	-
Net assets by way of acquisition (see note 9)	4,471,070	-
Other assets	506,625	465,272
Other taxes payable	2,246,568	920,704

Net cash (outflows)/inflows from operating activities	(2,592,699)	2,593,820

Cash flows from investing activities
Capital injection to a subsidiary	-	(50,028)
Deposit paid for acquisition of subsidiary	(300,000)	-
Purchase of fixed assets	(1,005,866)	(643,397)

Net cash outflows used in investing activities	(1,305,866)	(693,425)

Cash flows from financing activities
Repayment of loan	(12,483)	(13,917)
Issuance of preferred stock	4,478	-
Sales of preferred stock	30,193,357	-

Net cash inflows/(outflows) by financing activities	30,185,352	(13,917)

Net increase in cash and cash equivalents	$26,286,787	$1,886,478

Cash and cash equivalents - beginning of period	1,892,824	1,371,118

Cash and cash equivalents - end of period	$28,179,611	$3,257,596

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007 and December 31, 2006, there was no dilutive security outstanding.

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

Prepaid expenses and other receivables as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006

Prepaid expenses	$9,489,462	$4,241,640
Other receivables	132,434	57,842

Total	$9,621,896	$4,299,482

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

NOTE 15 - RELATED PARTY TRANSACTIONS

Amount due from directors in 2006 consisted of advances to directors and payments on behalf of directors. The amount was settled before Gain Dynasty’s reverse merger with Ugods, Inc.

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

Except as otherwise indicated by the context, references in this Form 10-Q/A to “CWDK,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Water and Drinks Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

On June 15, 2007, in exchange for 1,523,578 shares of our common stock and cash equal to $5,332,522, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province (“Nanning”) by acquiring Pilpol (HK) Biological Limited (“Pilpol”), Nanning’s parent. Nanning’s production plant produces bottled water in bottle sizes ranging from 350 ml to 1,500 ml as well as a 18.9 liter bottles. Nanning has two production lines with a capacity of 160 million liters of bottled water per year. Nanning’s major market is the Guangxi Province and southwest part of China.

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

Our Products

We produce purified bottled water from raw materials to end product. We produce the plastic bottles and use drinking water supplied by municipal water supplies or natural water collected from streams, lakes and wells. Before we fill the our bottles with water, we process the water through a series of procedures in accordance with industrial standards and the standards set by the customers. Clarification, pre-filtration, final filtration, UV radiation, sterilization are basic but necessary steps in water processing. Special treatment and additional processing such as oxy-hydrating or water softening is applied according to different product requirements. After water is filled into the bottle, the bottled water will undergo the final stage of quality and hygiene check. The bottled water is then packaged and delivered. All our bottles are made of PET (Polyethylene terephthalate ) . PET bottles are well known for their high standards in the industry and is superior to the traditional PVC bottle and glass bottle because it is clearer, lightweight, durable, and is more resistant to heat and chemicals. We produce a wide range of bottled water sizes in volume from 200ml to 18.9L.

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

Business Outlook

Our short term direction is to increase our product availability in both quantity and geographical coverage. We are focusing our effort in:

- Increasing the production capacity of our current production facilities.

- Increasing the production and products presence in China.

- Expanding distribution channels for the own branded products, “Darcunk” bottled water.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 2007 decreased by 7.65% to $371,521 from $402,282 during the same period in 2006. The selling, general and administrative expenses mainly consist of the rental costs of the plants and the salaries of the plants’ managers and administration and accounting staffs. The decrease in the expenses was mainly due to the control of selling expenses and corresponding supporting resources, such as local transportation and spending allowance to staff, in the period .

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

Foreign Currency Exchange Rate Risk.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. [During the quarter ended June 30, 2007, approximately all of our sales are denominated in foreign currencies.] We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

Item 4. Controls and Procedures

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

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q/A:

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

CHINA WATER AND DRINKS INC.

Dated: December 28, 2007	By:	/s/ Chen Xing Hua
Name: Chen Xing Hua
Title: Chief Executive Officer (Principal Executive Officer)