Form 10-Q/A
period 2007-09-30
China Water & Drinks Inc..
filed 2007-12-31
CIK 1344133

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	: 333-122557

China Water and Drinks Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2304161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 th Floor, Development Centre Building Ren Min Nan Road, Shenzen, People Republic of China	518001
(Address of principal executive offices)	(Zip Code)

 +86-755-82287772
(Registrant’s telephone number, including area code)

___________________________________________________
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
☐ Yes  ☒ No

EXPLANATORY NOTE

This Amendment No. 1 amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to revise the presentation of our Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. Due to a clerical error, we inadvertently included in our Consolidated Statements of Cash Flows in the Original Filing the results for the six months ended June 30, 2006 in lieu of the results for the nine months ended September 30, 2006.

Except as set forth above and the updated certifications, this Form 10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since November 19, 2007.

TABLE OF CONTENTS

Page
PART I.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sept 30, 2007 (Unaudited)	December 31,2006 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,803,489	$1,892,824
Accounts receivable, net of allowance for doubtful accounts	12,719,771	6,990,368
Inventories	7,512,748	5,259,717
Prepaid expenses and other receivables	8,970,414	4,299,482
Amount due from directors	-	3,593,484
Total current assets	57,006,422	22,035,875

PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	4,765,245	3,350,207
CONSTRUCTION PROGRESS	394,781	-
LAND USE RIGHT, NET OF ACCUMULATED AMORTIZATION	448,327	93,866
OTHER ASSETS	585,134	638,054
INVESTMENT IN AFFILIATE	25,549,342	-
GOODWILL	7,631,568	-
TOTAL ASSETS	$96,380,819	$26,118,002

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4,214,357	$3,093,928
Customer deposits, accrued expenses and other payables	5,953,433	3,967,447
Current portion of long term debt	29,578	28,700
Short term loan	266,042	-
Taxes payable	6,340,063	2,268,057
Note payable	-	25,750
Due to shareholders	1,165,148	50,000
Due to directors	7,432,971	7,432,971
Total current liabilities	25,401,592	16,866,853
LONG TERM DEBT, LESS CURRENT PORTION	140,182	162,534
TOTAL LIABILITIES	25,541,774	17,029,387

MINORITY INTERESTS	537,919	-

STOCKHOLDERS' EQUITY
Preferred stock; 5,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding on September 30, 2007 and December 31, 2006,respectively	-	-
Common stock; 150,000,000 shares authorized; $0.001 par value; 94,521,393 and 10,128,000
shares issued and outstanding on September 30, 2007 and December 31, 2006, respectively	94,521	10,128
Subscription payable	6,750,922	-
Additional paid-in capital	42,760,490	-
Retained earnings	19,912,884	8,785,290
Accumulated other comprehensive income	782,309	293,197
TOTAL STOCKHOLDERS' EQUITY	70,301,126	9,088,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,380,819	$26,118,002

See accompanying notes to the condensed consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
REVENUE	$37,235,316	$26,415,520	$18,519,939	$10,319,241

COST OF SALES	(24,370,167)	(17,477,819)	(11,918,243)	(6,840,109)

GROSS PROFIT	12,856,149	8,937,701	6,601,696	3,479,132

OPERATING EXPENSES
Selling and distribution	(5,933)	(48,274)	(5,933)	(47,518)
General and administrative	(1,588,476)	(872,385)	(941,323)	(199,698)
Finance	(17,222)	(3,109)	(6,709)	(339)

INCOME FROM OPERATIONS	11,253,518	8,013,933	5,647,731	3,231,577

OTHER INCOME	60,290	2,174	52,212	1,620

INCOME BEFORE TAXATION	11,313,808	8,016,107	5,699,943	3,233,197

PROVISION FOR TAXATION	-	-	-	-

INCOME AFTER TAXATION	11,313,808	8,016,107	5,699,943	3,233,197

Profit from affiliate	122,678	-	122,678	-

INCOME AFTER PROFIT FROM AFFILIATE	11,436,486	8,016,107	5,822,621	3,233,197

Minority interests	(15,695)	-	(15,695)	-

INCOME AFTER MINORITY INTERESTS	11,420,791	8,016,107	5,806,926	3,233,197

OTHER COMPREHENSIVE INCOME

Gain on foreign exchange translation	489,112	-	289,509	-

COMPREHENSIVE INCOME	$11,909,903	$8,016,107	$6,096,435	$3,233,197

NET INCOME PER SHARE:
BASIC	$0.24	$0.17	$0.06	$0.04
DILUTED	$0.23	$0.17	$0.06	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	48,456,389	48,456,389	90,673,416	90,673,416
DILUTED	50,695,195	48,456,389	92,912,222	90,673,416

See accompanying notes to the condensed consolidated financial statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended Sept 30,
	2007	2006

Cash flows from operating activities
Net income for the period	$11,909,903	$8,016,107
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation and amortization	441,704	169,458
Note payable	(25,750)
Gain on foreign exchange translation	(489,112)	-
Minority interest	553,614	-
Net income from minority interests.	(15,695)	-
Equity in net income of affiliate	122,678	-
Changes in operating assets and liabilities:
Accounts receivable	(5,729,403)	(2,414,095)
Inventory	(2,253,031)	(1,966,037)
Prepaid expenses and other receivable	(4,670,932)	(994,110)
Due from director	3,593,484	-
Accounts payable	1,120,429	780,312
Due to directors	1,165,148	(2,400,768)
Customer deposits and accrued expenses	1,985,986	(544,620)
Due to shareholders	(50,000)	-
Net assets from acquisition	5,113,557	-
Other assets	53,001	-
Other taxes payable	4,072,006	1,682,270
Net cash inflows from operating activities	16,897,587	2,328,517

Cash flows from investing activities
Capital injection to a subsidiary	-	(50,028)
Investment in subsidiaries	(15,392,522)	-
Purchase of fixed assets	(2,605,984)	(643,397)

Net cash outflows used in investing activities	(17,998,506)	(693,425)

Cash flows from financing activities
Receipt from Short term loan	266,042	(24,592)
Repayment of Current portion of long term debt	(21,474)	-
Issuance of common stock	26,767,016	-

Net cash inflows/(outflows) by financing activities	27,011,584	(24,592)

Net increase in cash and cash equivalents	$25,910,665	$1,610,500

Cash and cash equivalents - beginning of period	1,892,824	1,370,571

Cash and cash equivalents - end of period	$27,803,489	$2,981,071

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

Amortization expense was $8,434 for the period ended September 30, 2007 and $6,487 for the period ended September 30, 2006.

(g)	Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Building	25 years
Furniture and fixtures	5 - 7 years
Machinery and equipment	3 - 5 years
Transportation equipment	5 - 7 years

The depreciation expenses for the nine months period ended September 30, 2007 and 2006 amounted to $443,270 and $162,971, respectively.

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

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Prepaid expenses and other receivables as of September 30, 2007 and December 31, 2006 are summarized as follows:

	Sept 30, 2007	December 31, 2006

Prepaid expenses	$5,651,140	$7,835,124
Other receivables	3,319,274	57,842

Total	$8,970,414	$7,892,966

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

Depreciation expense for the nine months period ended September 30, 2007 and 2006 were $433,270 and $162,971, respectively.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

Amount due from directors in 2006 consist of advances to directors and payments on behalf of directors. The amount was settled before Gain Dynasty’s reverse merger with Ugods, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROL AND PROCEDURES

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

As part of our growth strategy, we have acquired various companies with operations in the PRC in recent years. If any of these acquisitions were reviewed by PRC regulatory agencies or found not to comply with applicable laws or regulations, we might be required to make filings or submissions to PRC regulators or amend the terms of such acquisitions to meet PRC regulatory requirements.

We are rapidly expanding our operations in the PRC, and have completed several acquisition transactions in recent years in connection with this expansion. While we believe that each of our acquisitions has complied with all PRC laws and regulations applicable to such transactions, the regulatory environment that governs merger and acquisition transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. In particular, a new law with broad scope applicable to certain merger and acquisition transactions involving non-PRC companies became effective in September 2006. If any of the acquisitions we completed in recent years were reviewed by a PRC regulator, it is possible that we may be required to demonstrate how the transaction under review complied with the various applicable PRC laws, including the law that took effect in September 2006. This could require us to expend company resources that would otherwise be used to manage our company. Further, if such regulator determined that any of our acquisition transactions did not comply with applicable regulations, we may be required to renegotiate or revise the terms of the acquisition with the counterparties to the affected transaction. If such a scenario were to occur, we cannot be sure that our efforts to meet the regulator's requirements would be successful, or that such efforts would not have an adverse effect on our operations.

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