Form 10-K
period 2007-12-31
China Water & Drinks Inc..
filed 2008-05-01
CIK 1344133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 333-131131

CHINA WATER & DRINKS INC.

(Name of small business issuer in its charter)

Nevada	20-2304161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 607, 6/F Concordia Plaza, 1 Science Museum Road,
Tsimshatsui East, Kowloon, Hong Kong,
People's Republic of China
(Address of Principal Executive Offices)

+86-755-25526332
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒ Non-Accelerated Filer ☐ Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the 12,617,499 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $56,526,411 million as of June 29, 2007, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.48 per share, as reported by QuoteMedia, Inc. [transfer agent: Financial Industry Number Standard (FINS) number 278408.]

There were a total of 94,521,395 shares of the registrant’s common stock outstanding as of April 28, 2008.

Documents Incorporated by Reference: None

CHINA WATER AND DRINKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

Number		Page

PART I

Item 1.	Business	4-16

Item 1A.	Risk Factors	16-25

Item 1B.	Unresolved Staff Comments	25

Item 2.	Properties	25-26

Item 3.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II

Item 5.	Market for registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26-27

Item 6.	Selected Financial Data	28-29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-39

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39-40

Item 8.	Financial Statements and Supplementary Data	40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41

Item 9A.	Controls and Procedures	41-43

Item 9B.	Other Information	43

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance Compliance with Section 16(A) of the Act	43-46

Item 11.	Executive Compensation	46-50

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50-51

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence	51-53

Item 14.	Principal Accountant Fees and Services	53

PART IV

Item 15.	Exhibits and Financial Statement Schedules	54-56

	Index to Consolidated Financial Statements	F-1

	Consolidated Financial Statements	F-2 to F-26

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to China Water & Drinks Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of this Form 10-K; and any statements or assumptions underlying any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•
“China Water,” “we,” “us,” “CWDK,” “the Company” or “our Company” are references to the business of Olympic Forward Trading Company Limited. before the Company’s reorganization and to China Water & Drinks Inc. and its consolidated subsidiaries after the Share Exchange;

•	“Guangdong Taoda” is a reference to our subsidiary, Guangdong Taoda Drink Company Limited;
•	“Taoda Group” is a reference to our subsidiaries, Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited;
•	“Gain Dynasty is a reference to our subsidiary “Gain Dynasty Investments Limited;
•	“Olympic” is a reference to our subsidiary, Olympic Forward Trading Company Limited;
•	“Nanning” is a reference to our subsidiary Nanning Taoda Drink Company Limited;
•	“Pilpol” is a reference to our subsidiary, Pilpol (HK) Biological Limited, which is Nanning’s parent company;
•	“Shenyang” is a reference to our subsidiary, Shen Yang Aixin Industry Company Ltd;
•	“China Bottles” is a reference to our 48% owned affiliate China Bottles, Inc., formerly known as Hutton Holdings Corporation;
•	“China” and “PRC” are a reference to the People’s Republic of China;
•	“RMB” is a reference to Renminbi, the legal currency of China;
•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;
•	“SEC” is a reference to the Untied States Securities and Exchange Commission;
•	“Securities Act” is a reference to Securities Act of 1933, as amended; and
•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;
•
“Coca-Cola” and “Coca-Cola China Limited” are references to Coca-Cola China Limited and may include certain of its related affiliates, independent distributors, bottlers and other operations in China with whom we conduct business.

PART I

ITEM 1. OUR BUSINESS

Overview of Our Company

We are a licensed bottled water producer and operate bottled water production plants in China through six subsidiaries in the cities of Guangzhou (Guangdong Province), Zhanjiang (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province) and Shenyang (Liaoning Province). Each of our six production plants has two types of production lines: one type produces bottle-sized (350ml-1,500ml) bottled water and the other produces carboy-sized (18.9L) bottled water. We produce a variety of bottled water products including purified water, mineralized water and oxygenated water, and we plan to produce other specialized bottled water products including vitamin and nutrient enriched water and flavored water products in the future.

Our market is China where we produce and market our bottled water products primarily under the brand name “Darcunk”, which in Chinese means ‘Absolutely Pure”. We also supply bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos.

We operate in a large and fast growing industry. The global bottled water market reached a value of $61.0 billion in 2006 and is forecasted to increase by 41.6% to $86.4 billion in 2011 according to a report issued by Datamonitor. Growth in the bottled water industry is particularly high in China, which was the fastest growing consumer of bottled water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. The high growth rate is driven by a number of factors, including poor quality of drinking water across China, increasing spending power of China’s growing middle class, increasing health consciousness of Chinese citizens and consolidation in the bottled water industry. In 2007, the State Environment Protection Administration of China estimated that tap water in one-half of China’s major cities was polluted by industrial chemicals and agriculture fertilizers. Moreover, in 2005, a senior official estimated that 360 million people in China were without safe water supplies. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment is underdeveloped, resulting in serious water pollution problems and growing demand for clean, drinkable water. In addition, according to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group will come with increased spending power and a desire and ability to consume higher-quality, branded products, including bottled water.

In 2006, our total revenue was $35.7 million and our gross profit was $9.1 million. In 2007, our total revenue was $56.8 million and our gross profit was $19.4 million, representing 59% and 114% increase, respectively, compared to 2006. In 2006, we produced 650 million liters of bottled water, which constituted approximately 5.2% of total estimated bottled water consumption by volume in China. In 2007, we produced 844 million liters of bottled water, which constituted approximately 6.3% of the total estimated bottled water consumption by volume in China. We have successfully acquired and integrated two additional bottled water operations in 2007, bringing our production capacity to 890 million liters. Through organic expansions as well as acquisitions, our production capacity is expected to grow significantly in the future. Our products currently are sold in multiple regions of China including Guangdong Province, Guangxi Province, Shandong Province, Heilongjiang Province, Jilin Province, Shanxi Province, Shanxi Province, Gansu Province, Liaoning Province, Anhui Province, Sichuan Province, Hebei Province, Hunan Province and Macau.

Our principal executive offices are located at Unit 607, 6/F Concordia Plaza, 1 Science Museum Road, Tsimshatsui East, Kowloon, Hong Kong, Peoples’ Republic of China. Our telephone number at that address is +852-26206518. Our corporate website is www.cwnd.net. Information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

We believe that the following key competitive strengths enable us to compete effectively in the bottled water market in China:

•
Strong Long-term Relationships with Well Known Global Brands.  We have maintained stable and trusted long-term relationships with several globally recognized beverage companies in China, including Coca-Cola China, Ltd. and Uni-President. Our relationship with Coca-Cola China Ltd. dates back to 1996 and we believe that we supply the largest volume of bottled water to Coca-Cola in China. As a sponsor of the 2008 Olympic Games in Beijing, Coca-Cola is expected to expand its sales and penetration rate significantly before commencement of the Olympics and we have been successfully expanding our own production capacity in order to leverage and capitalize upon Coca-Cola’s business plans in China.

•
Top Tier Production Capability and Quality Control. As a long-term supplier of Coca-Cola and other well known beverage companies, we have been required to comply with the production requirements and rigid quality control standards established by such customers. Consequently, our equipment and production facilities currently comply with Coca-Cola China’s strict production standards and we have implemented these high standards across all of our products lines. Our plants are audited frequently by independent assessors for compliance with our customers’ procedures and quality control requirements and hygiene standards.

•
Production Cost Advantages. To minimize costs and maximize profitability, we have integrated our production process, which begins with the processing of raw materials and concludes with the sale of our bottled water products through our broad distribution network. In addition, the majority of our production processes are standardized and fully automated, and we are upgrading the remaining production lines to be fully automatic. Increased automation is expected to increase production yields and efficiency as well as to reduce labor costs and minimize the impact of labor shortages. Lastly, given our strong, long-term relationships with our PET vendors and suppliers of other raw materials, we believe that we can continue to obtain favorable pricing and terms for our raw material purchases based on our increasing raw material volume requirements.

•
Established Distribution Network. We sell the majority of our bottled water products through an extensive distribution network of local and regional distributors, which help us to establish a presence in each regional market we serve. We have maintained a stable long-term relationship with the majority of our distributors.

•
Established Platform for Growth. We have built an established platform for future growth. We currently own and operate six facilities throughout China and have developed a recognized brand of bottled water. In addition, we have established long-term, stable relationships with customers and suppliers. We also have successfully built new, greenfield plants and have successfully identified, acquired and integrated complementary acquisitions in the past and now believe that we have the experience, critical mass and platform for future growth.

•
Experienced Management. We have an experienced management team with over 30 years of combined experience which has been together since we commenced operations in 1996. Our management team not only possesses extensive inside knowledge of the bottled water industry in China, but also maintains valuable relationships with customers and vendors. In addition, our management team has been successful in identifying and integrating acquisition opportunities and in leveraging their knowledge and expertise to help drive the future growth of the Company.

Our Strategy

We believe that our strong competitive position, strong relationships with well-known beverage companies, our ability to meet customer demands and our brand recognition will enable us to benefit from the anticipated growth in China’s bottled water market. We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•
Exploring Acquisition Opportunities. To complement our existing business, we will seek to acquire additional bottled water production facilities and/or bottled water brands. Building on our established platform, we believe that pursuing selective acquisitions could help expand our production capacity quickly, enhance our market competitiveness and expand our geographical coverage. We will leverage our industry experience and people network to identify acquisition targets and successfully integrate each opportunity to our current operation. We also intend to leverage our production expertise to enhance the efficiency, output and product quality of our future acquired facilities.

•
Increase Our Production Capacity. We intend to expand our production capacity organically and through acquisitions at strategic locations throughout China. We believe that rapid capacity expansion will help enhance profit margins for our bottled water products as well as help capitalize upon the favorable market demand for bottled water products.

•
Capitalize on Our Brand Recognition to Increase Sales of New and Existing Products. We intend to leverage the favorable market recognition of our “Darcunk” bottled water brand by expanding our product offerings to include specialty water products, such as flavored and nutrient enriched bottled water products. We launched a super-oxygenated water product in the fourth quarter of 2007 and expect to add other new product offerings in the near future to complement our existing product portfolio. In addition, in order to further enhance brand recognition of our products, we intend to conduct more advertising and promotional activities.

•
Expand Distribution Channels for Our Own Branded Products. Our distribution network currently consists of approximately 3,600 distributors across China and accounted for over 66% of our sales in 2007. We intend to further expand our distribution network by establishing relationships with new distributors, by acquiring other bottled water manufacturers with existing distribution networks, and by offering competitive incentive programs.

Our Corporate History and Background

Our corporate name is currently China Water & Drinks Inc. Our predecessor was incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. From our inception until February 2007, we were considered an exploration stage company. During February 2005 we acquired interests in 14 mining claims registered with the district office in Atlin, B.C. Canada and nine additional claims were acquired in November 2006. As a result of the transactions described below, our ownership and business operations changed and we discontinued pursuit of mining operations. Currently, we operate bottled water production facilities through six operating subsidiaries located in several provinces throughout China.

Beginning in February 2007, we completed the following series of transactions, which ultimately resulted in a change in the ownership of our company and our business operations and direction:

•
On February 12, 2007, certain individuals and entities purchased a total of 9,503,200 shares, or 93.83%, of our then issued and outstanding common stock from Alexander Long for a purchase price of $533,925. On February 13, 2007, and February 16, 2007, we entered into a share exchange transaction with Guangdong Taoda Beverage Company Limited and Xu Hong Bin, the sole shareholder of Guangdong Taoda, and a second share exchange transaction with Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited which we call the Taoda Group and Xu Hong Bin, the sole shareholder of Taoda Group for the purpose of acquiring all of the issued and outstanding shares of Guangdong Taoda and the Taoda Group. Guangdong Taoda and the Taoda Group are now our subsidiaries and the entities comprising the Taoda Group now collectively own four bottled water production plants.

•
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

•
On May 11, 2007, we entered into an Amended and Restated Share Exchange Agreement which amended, restated, combined and superseded each of the aforementioned share exchange transactions and in which we issued to Xu Hong Bin, a total of 59,872,000 shares of our Common Stock in exchange for all of the issued and outstanding shares of Gain Dynasty (the “Share Exchange”), which is the 100% owner of Olympic Forward Trading Company Limited, which in turn is the 100% owner of Guangdong Taoda and the entities comprising the Taoda Group. On May 30, 2007, we consummated the Share Exchange, pursuant to which Gain Dynasty became our direct wholly owned subsidiary and Olympic, Guangdong Taoda and the entities comprising the Taoda Group became our indirectly wholly owned subsidiaries. The Taoda Group operates 10 production lines with capacity of 650 million liters of bottled water per year.

•
On June 15, 2007, in exchange for a total consideration value of $10,665,044 with $5,332,522 in cash and $5,332,522 in common stock to be issued at a future date, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province by acquiring through our wholly own subsidiary, Fine Lake International Ltd., Pilpol (HK) Biological Limited, Nanning’s parent. Nanning’s production plant produces bottled water in bottle sizes ranging from 350ml to 1,500ml as well as an 18.9L bottle. Nanning has two production lines with a capacity of 160 million liters of bottled water per year.

•
On August 24, 2007, we acquired 66.67% of the outstanding equity of a bottled water production company located at Shenyang City, the Liaoning Province of PRC (“Shenyang”) in exchange for cash consideration of $2,120,000. Shenyang has two production lines with a capacity of 80 million liters of bottled water per year.

•
On August 31, 2007, in exchange for $9,000,000 in cash and 2,133,333 shares of our common stock, we acquired approximately 48% of the outstanding equity of Hutton Holdings Corporation (now known as China Bottles, Inc.) through a purchase of an aggregate of 11,000,000 shares of common stock of Hutton and 5,000,000 shares of preferred stock of Hutton, each of which is convertible into five shares of common stock.

The following chart reflects our organizational structure as of the date of this report:

Recent Developments

Recently, we have completed two capital financing transactions.

On May 31, 2007, we entered into an agreement to sell 4,477,612 shares of our Series A Convertible Preferred Stock to several accredited investors for aggregate gross sales proceeds of $30 million in a series of transactions exempt from registration under the Securities Act. This transaction closed on June 4, 2007. Each share of Series A Preferred Stock initially issued was convertible into five shares of our common stock on the second trading day following the day on which an amendment to our Articles of Incorporation were filed with the Nevada Secretary of State. On July 11, 2007, the 4,477,612 shares of Series A Convertible Preferred Stock converted into 22,388,062 shares of our common stock. For more information regarding this transaction, please see the Section below on page 33 entitled “2007 Equity Financing Transaction” as well as our Current Report on Form 8-K and the exhibits thereto filed with the U.S. Securities and Exchange commission on June 5, 2007.

On January 24, 2008, we entered into a securities purchase agreement, with certain investors, for the purchase and sale of 5% secured convertible notes for the aggregate purchase price $50,000,000 in transactions exempt from registration under the Securities Act of 1933, as amended. This financing transaction was consummated on January 29, 2008 and 60% of the Purchase Price or $30 million was released from escrow at the closing. The 5% secured convertible notes rank senior to all outstanding and future indebtedness of our company and were secured by all of the capital stock owned directly or indirectly by the our majority stockholder, Mr. Xu, and by the Company in each of its subsidiaries (other than its subsidiaries located in the People’s Republic of China) and China bottles, as evidenced by various pledge and share charge agreements executed at the closing of this financing transaction.

On March 31, 2008, we executed agreements amending certain terms of the aforementioned note financing transaction. Specifically, the pledge agreements securing repayment of the 5% secured convertible notes were amended to reduce the percentage of the equity pledged from a pledge of the equity we hold in our subsidiaries to a pledge of 65% of the equity interests we hold in our subsidiaries. The interest rate payable on the 5% secured convertible notes was also amended to increase the interest rate to 7% per annum. Additional information regarding this transaction and the issuance of the Notes can be found in the Company’s Current Reports on Form 8-Ks filed January 28, 2008 and April 15, 2008 as wells as Form 8-K/A filed on January 31, 2008.

Our Industry

The Global Industry for Bottled Water

According to Datamonitor, the global bottled water market reached a value of $61.0 billion in 2006 and is forecasted to have a value of $86.4 billion in 2011, an increase of 41.6%.  In 2006, global volume of bottled water was 115.4 billion liters and is expected to be 174.2 billion liters in 2011, an increase of 51.0%.  Currently, the still unflavored segment is the largest in the market, holding a 65.7% share, with sparkling flavored water, sparkling unflavored water and still flavored water representing growing segments. Europe is the leading region in bottled water sales, holding a 52.9% share of the global market, with North America and Asia and others holding a 32.9% and 15.2% market share, respectively. On a consumption per capita basis, United Arab Emirates holds the leading position with 260 liters of bottled water consumption per capita in 2007, followed by Mexico and Italy. The global average consumption per capita is 29 liters, but China consumes only approximately 14 liters of bottled water per capita. If China’s consumption per capita grew to the global average of 29 liters, it would represent a 110% increase (or an additional 20 billion liters) in consumption of bottled water. If China’s consumption per capita grew to the average consumption per capita of the top 10 countries, it would represent over a 1,000% increase (or an additional 184 billion liters) in consumption of bottled water.

We believe that the most significant trends in the bottled water industry are (1) consolidation of industry participants; (2) the increasing demand for bottled water in Asia and, particularly, in China; (3) the demand of consumers for less expensive brands of bottled water; (4) the introduction of nutrient-enriched bottled water products and (5) the proliferation of flavored bottled waters.

The Chinese Bottled Water Industry

In China, water resources per capita are only 28% of the world average and, due to the impact of climate change and human activity, are continuing to decrease. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China’s major cities was polluted by industrial chemicals and agriculture fertilizers. In 2005, a senior official estimated that 360 million people in China were without safe water supplies. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems. Safe drinking water is one of top priorities in China and given the lack of wastewater treatment plants, the drinking water issues are not likely to be solved in the near future.

China’s bottled water industry started to grow as drinking water quality in China began to deteriorate. The market grew at a compound rate of around 37% yearly from 1994 to 2005. According to the Beverage Marketing Corporation, China was the fastest growing consumer of bottled water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. Moreover, according to a July 2007 report by Euromonitor International, in 2006 the bottled water market had a value of RMB26.6 billion (approximately $3.6 billion) and is expected to reach RMB40.8 billion (approximately $5.8 billion) by 2011. China ranked third in overall consumption of bottled water, with 18.1 billion liters consumed. Although China was the fastest growing and third largest consumer of bottled water, it represented less than one-half of the world’s per capita average of liters consumed and only 11% of the per capita average of liters consumed of the top 20 countries. We believe that the historic and projected growth in consumption of bottled water has been consistent with the growth in production capacity over the past decade and has consistently kept pace with demand.

In 2006, the top four brands of bottled water (Hangzhou Wahaha Group, Nongfu Spring Co. Ltd., Guangdong Robust Corp. and Coca-Cola China Ltd.) accounted for approximately 53% of total market share1 . While the market is concentrated in several brands, there are still several thousand bottled water brands in China. Still bottled water accounted for approximately 98% of bottled water volume in 2006 and showed the strongest growth as a result of the industry leaders extending their sales efforts to include third tier cities in China and expanding their distribution networks. Notwithstanding, we believe that the distribution breadth of and penetration rates for most bottled water producers will remain bounded due to comparatively high transportation costs, constricted geographical coverage and limited production capability of their plants.

Our competitive landscape is shaped by two layers of companies, the branding companies and production companies. The first layer consists of those companies that have marketing, distribution and branding capabilities. The second layer consists of those companies that actually produce bottled water. Although some branding companies also build plants themselves, they still need production companies to address their production gaps and fill in the locations where their facilities do not cover. Because the PRC market is so large, we believe that no single branding company can cover all locations by building their own plants alone.

Bottled water production companies, such as China Water, which market their products via distribution networks and retail shops within their covered regions, have developed various marketing strategies such as price differentiation, good customer service and customer loyalty programs. As a bottled water producer, we believe that we can capitalize on these strategies and the limitations inherent to branding companies.

Industry Trends

We believe that our business and industry will mainly be influenced by the following factors:

•
Growth and Evolution of China’s Bottled Water Industry.    The bottled water industry in China is in the process of rapid and continuous growth and development. Globally, according to recently published data from consultancy firm Beverage Marketing Corporation (BMC), from 2002 to 2007 China was the fastest growing country in the world in terms of consumption of bottled water, showing a compound annual growth rate of 17.5%, double the next fastest growing country, the United States. With the growth in demand and addition of new industry participants offering new and varied bottled water products, the Chinese bottled water industry is poised for significant growth.

•
Health Consciousness of Chinese Individuals.  We believe that Chinese citizens are becoming increasingly health conscious. Given concerns with quality and hygiene standards of available drinking water in China, we believe that consumers will increasingly purchase and consume bottled drinking water that has been purified and treated to afford consumers greater health benefits.

•
Consolidation in the Industry. The bottled water industry in China has historically been fragmented and highly regionalized, without a clear and dominant industry leader. In recent years we have seen a trend towards larger national competitors consolidating with smaller competitors.

•
Growing Middle Class in China. According to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group will come with increased spending power and a desire and ability to purchase consumer products, including bottled water.

•
Demand for Greater Product Mix Offerings. Consumers are demanding specialty bottled water products, such as flavored waters and nutrient-enriched water products. We believe that bottled water producers that have the resources to offer to consumers a variety of specialty water products will be best positioned to compete within the industry.

Our Products

Our purified bottled water products are produced and marketed through a vertically integrated production and sales process that begins with the processing of raw materials and concludes with the sale of our bottled water end products through our broad distribution network. Our two major types of bottled water products are (i) handheld bottled water products ranging in size from 350ml to 1,500ml, which accounted for approximately 79% of our 2007 sales, and (ii) large carboy sized bottled water products, which accounted for approximately 21% of our 2007 sales. Within these product lines, we bottle natural mineral water, spring water and purified water. Due to the scarcity of sources of natural mineral water and spring water, purified water is the most popular bottled water type in the PRC market.

Our Production Process

The initial stages of our production operations involve manufacturing the plastic containers in which our water is to be bottled and sourcing water from municipal water supplies or natural water collected from streams, lakes and wells. Before bottling, we process the water through a series of customary water purification and processing methods and procedures based on established governmental and industry standards and our customers’ specifications. Clarification, pre-filtration, final filtration, UV radiation and sterilization are the most fundamental and necessary steps in processing water, but special treatment and additional processing, such as oxy-hydrating or water softening, may be required due to water quality standards, customers’ specifications and differing product requirements. Once the water treatment and processing stage is completed, the water is bottled and undergoes the final stage of quality and hygiene check. The bottled water is then packaged and delivered.

All of the bottles we produce are PET (polyethylene terephthalate) bottles which are well known for their high standard in the industry and superiority to traditional PVC bottles and glass bottles because PET bottles are clearer, lighter weight and more durable with good resistance to heat and chemicals. We produce a wide range of bottled water sizes in volume from 350ml to 18.9L.

Our production process from manufacturing to end products depicted below:

Corporate Milestones

We have been producing bottled water since 1996 and are one of the leaders in the bottled water industry in China. Certain of our milestones are highlighted in the table below:

Milestone	Completion Date
Plant in Zhanjiang city placed in production	1996
Production of bottled water for Coca-Cola in China	1996
Sales of own branded product	1997
Plant in Shandong (Feixian city) established	2002
Plant in Shandong (Feixian city) placed in production	2003
Plant in Guangzhou city established and placed in production	2003
“Darcunk” product sold in Shandong province and Guangdong province	2003
Applied for registration of trademark “Darcunk”	2005
“Darcunk” product sold in six provinces in China	2005
Plant in Changchun city established and placed in production	2005
“Darcunk” products sold by more than 3,600 distributors in China	2006
Acquired 100% of equity of production plant located at Nanning City, Guangxi Province, PRC	2007
Acquired 66.67% of equity of bottled production company located at Shenyang City, Liaoning Province, PRC	2007
Acquired 48% of equity of China Bottles, Inc., formerly known as Hutton Holdings Corporation, a major manufacturer of PET injection molding and PET bottle blowing equipments and supplier of injection and bottle blowing molding in China	2007

Our Sales Network of Distributors and Customers

We market and sell our bottled water products to: (1) distributors that sell our bottled water products to end users under our own brands; (2) major global drink and beverage companies, such as Coca-Cola and Uni-President, which usually sell our bottled water products under their own brand or brands; and (3) other corporations, hotels and casinos, such as the Sands, Apollo and Asia, on a private label basis.

In 2007, approximately 64% of our revenue derived from sales of our bottled water products to consumers directly under our own brands, 34% of our revenue derived from sales of our bottled water products to major global drink and beverage companies such as Coca-Cola, which represented the largest customer for our OEM sales providing 20% of our total 2007 revenue and approximately 2% of our revenue derived from sales of our bottled water products to customers on a private label basis.

For certain customers, such as Coca-Cola, we are one of the few bottled water suppliers that has been qualified to produce products from raw material to end products. By virtue of our relationship with Coca-Cola, we have been recognized as one of the leading bottled water suppliers in China. We also market to customers in the service industry, such as hotels and casinos. We provide total solutions from bottle design, production and packaging to delivery for such customers.

We sell most of our products through two channels: regional distributors in China and OEM sales. With respect to the sales through distributors, we have established and maintained long-term relationships with major distributors who we believe have local business experience and established regional sales networks. For the year ended December 31, 2007, distribution through our 5 largest distributors-customers accounted for approximately 65% of our total annual sales as shown in the table below:

Top 5 customers & distributors	% of 2007 sales	Top 5 customers & distributors	% of 2006 sales
Coca Cola Group (OEM)	20%	Coca Cola Group (OEM)	23%
Rong Sheng Logistics (distributor)	13%	Nan Fong Fu Da (distributor)	15%
Nan Fong Fu Da (distributor)	12%	Changchun Ying Ying (distributor)	13%
Great Nature Life Technology (OEM)	11%	Zhanjiang Zhan Quan (distributor)	13%
Changchun Ying Ying (distributor)	9%	Rong Sheng Logistics (distributor)	11%
Proportion of sales from top 5 customers and distributors	65%	Proportion of sales from top 5 customers and distributors	75%

Raw Materials and Our Principal Suppliers

The main raw materials of our products are: water, which is obtained from local municipal water system; PET plastic materials, such as raw PET, and PET caps; and packaging materials. PET plastic materials account for a significant percentage of our product costs and are subject to a high degree of price volatility caused by supply and demand as well as oil prices. The following table lists our top five suppliers of raw materials, the nature of the raw materials supplied by them to us and the percentage of our total 2007 raw material costs represented by each supplier:

Top 5 suppliers	Raw Material Supplied	% of 2007 purchases
Foshan Expanding Industry Trade	PET plastic material	12%
Shenzhen Nanbei Star	PET plastic material	12%
Dongguan Datong	PET plastic material	3%
Shantou Huahui	Label and wrapping material	3%
Foshan Mingmin	PET plastic material	3%
Proportion of purchases from top 5 suppliers		33%

Competition

Our experience is that the bottled water industry in China is highly fragmented, consisting of several large Chinese and international competitors and numerous smaller local and regional manufacturers. We primarily compete with Chinese bottled water producers, including Hangzhou Wahaha Group, Nongfu Spring Company Ltd., and Guandong Robust Corp. In addition to local Chinese producers, we compete with global beverage companies and brands including Nestle S.A., Coca-Cola, C’est Bon and Danone. Many of these competitors have substantially greater resources than we have and pose significant competition to us. Notwithstanding, we believe that we can compete effectively against these larger competitors in our market based on the fragmentation of the market, the heavily regional, as opposed to national, aspect of bottled water in China, our strong brand recognition, established distributorships and our OEM supply arrangements.

Because our PRC based customers are price sensitive in nature and are concerned with quality and hygiene standards of the bottled water they buy, we believe that we can compete effectively based on price, perceived quality and hygiene standards, strong branding and easy availability. In addition, high transportation costs constrain certain of our domestic competitors which have more limited sales and distribution networks than us and undeveloped or under-developed production facilities as compared with our existing facilities. Due to the high demand of the market, low penetration rate of bottled water production facilities and food safety regulation of the industry, we believe that we can effectively compete in the bottled water industry in China for the foreseeable future.

Employees

As of December 31, 2007, we had 1,332 full-time employees, of which 159 were sales, administrative and managerial staff, and 1,173 were manufacturing workers. We also hire temporary manufacturing workers to supplement our manufacturing capabilities at periods of high demand. None of our employees are under collective bargaining agreements, except for several employees in our Hong Kong office. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Research and Development

We conduct on-going research and development activities relating to the improvement of our bottled water products and production facilities. Our primary research and development facilities are located in Guangzhou and are led by Mr. Zhang Jie Sheng who has over 20 years of experience in the bottled water industry. Our research and development activities are focused primarily on maintaining and enhancing quality control measures for our bottled water products, creating new and better methodologies for turning natural spring water into mineral water and enhancing our product mix through the development of flavored and nutrient-enriched water.

Intellectual Property

We sell our bottled water products primarily under the brand “Darcunk” in China. We have applied for registration with the Trademark Office of the State Administration for Industry and Commerce of China the trademark for the Darcunk name and logo (registration number: 4879318), which is used on our products that are distributed in China. We rely on trade secrets to protect our proprietary technology and formulas; however, we currently do not own any patents and have not applied for patents on our proprietary technology. We do not believe that such protection is necessary to protect our intellectual property rights and business interests.

Government Regulation

Our business and operations are heavily regulated. Like other bottled water manufacturers within China, we are subject to compliance with PRC food hygiene laws and regulations. These food hygiene laws require us to obtain a hygiene license for our production facilities and establish hygiene standards with respect to food processing, packaging and containers, information to be disclosed on packaging and establish hygiene requirements relating to food production and sites, facilities and equipment used for the transportation and sale of food.

Our business also is subject to PRC environmental protection laws and regulations. These laws and regulations require us and other enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution.

The rate of income tax chargeable on companies in China used to vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. A foreign-invested enterprise was entitled to enjoy preferential enterprise income tax treatment in the PRC. A full exemption from PRC enterprise income tax applied in the first and second years a profit is made and a 50% from PRC enterprise income tax applies in the third, fourth and fifth years. Certain of our subsidiaries have been enjoying tax concessions due to their status as foreign-invested enterprises. However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, the applicable corporate income tax rate of all enterprises in China is changed to be 25%. Nevertheless, the new corporate income tax law grants a five-year grandfathering period for a foreign-invested enterprise incorporated before March 16, 2007. Therefore, the applicable corporate income tax rate of our subsidiaries will be moved up to a rate of 25% over a five-year grandfather period.

PRC Food and Hygiene Regulatory System

We are subject to laws regulating the production, distribution and sale of bottled water in the PRC including the Food Hygiene Law of the PRC, the Environmental Protection Law of the PRC and other laws and regulations relating to the hygiene of export food and standardizing bottled water products in the PRC. Certain important provisions of the above laws and regulations relating to the bottled water industry are set out below.

Food Hygiene Law

The Food Hygiene Law, which was promulgated in 1995, is the principal law regulating food production and processing and its supervision. The Food Hygiene Law sets out the hygiene standards for the production of food, food additives, food packaging and containers; and the prescribed contents of food packaging labels. It also stipulates hygiene requirements in respect of premises, facilities and equipment for the production, transport and sale of food.

The Ministry of Health is responsible for the regulation and supervision of food hygiene in the PRC. The Food Hygiene Law requires all enterprises proposing to be involved in food production and processing to obtain a hygiene license from the relevant local department of the Ministry of Health before they can register their enterprise with the relevant Local Administration for Industry and Commerce, which is responsible for issuing the business license. Enterprises can not begin food production and processing activities without first obtaining a hygiene license.

If an enterprise fails to comply with the provision of the Food Hygiene Law, the Ministry of Health may issue a warning notice or rectification order, confiscate the proceeds earned as a result of the unlawful behavior, impose a fine, order the enterprise to cease production and operation, recall and destroy the food already sold or revoke the enterprise’s hygiene license. In more extreme cases where harm has been caused to human health, criminal proceeding may be initiated against the enterprise and its management.

Regulation by the Administration of Production Licenses for Industrial Products.

Regulation by the Administration of Production Licenses for Industrial Products began on September 1, 2005, whereby the PRC required a production license for companies manufacturing important industrial products, including bottled water products. Under this system, companies are not permitted to manufacture such products before they obtain a production license. Any enterprise or individual shall not sell or use such products without obtaining the necessary product licenses.

According to the Production License Administrative Regulation, upon application for a production license, a spot test and product inspection, as well as periodic supervisory inspections are conducted. To date, we have passed all such spot tests and product inspections but have yet to be subject to any supervisory inspections.

Environmental Protection Law

The Environmental Protection Law, promulgated in 1989, establishes a basic legal framework for environmental protection in the PRC. The purposes of the Environmental Protection Law are to protect and enhance the living environment, prevent and cure pollution and other public hazards, and safeguard human health. The State Environment Protection Administration is responsible for the overall supervision and administration of environmental protection work at the national level and the environmental protection bureaus at the county level and above are responsible for environmental protection in their respective jurisdictions.

Before constructing manufacturing facilities, enterprises must conduct an environmental assessment and submit a report to the local environment administration to obtain their approval for the manufacturing project. Moreover, enterprises causing environmental pollution and other public hazards are required to adopt environmental protection measures in their operations and to establish responsibility systems for environmental protection. These enterprises are also required to adopt effective measures to prevent and control environmental pollution and hazards caused by the discharge of wasted gas, waste water, waste solids, dust, foul-smelling gases and radioactive matter, as well as by noise, vibration, and magnetic radiation in the course of production, construction or other activities.

Enterprises discharging pollutants must report to and register with the State Environment Protection Administration or the relevant local environmental protection department. Enterprises discharging pollutants in excess of the standards set by the State Environment Protection Administration will be responsible for eliminating the pollution and will be charged a fee for excessive discharge.

Government authorities can impose various types of penalties on persons or enterprises who are in violation of the Environmental Protection Law depending on the circumstances and extent of pollution. Penalties can include issuing a warning notice, imposing fines, setting a time limit for rectification, suspending production, ordering, reinstallation and operation of environmental protection facilities which have been dismantled or left unused, imposing administrative sanctions against management in charge, or ordering the termination and closure of enterprises or institutions conducting such operations. In cases where the pollution causes physical damage, compensation may be paid to victims. In serious cases, those who are directly responsible may be subject to criminal liability.

In accordance with the requirement of the Environmental Protection Law, we have completed the environmental assessment and our environmental assessment report was approved by the local environmental administration before our establishment. Also, we have installed the necessary environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection, and reported to and registered with the relevant local environmental protection departments. We have complied with the relevant law and have never paid a fee for excessive discharge of pollutants.

ITEM 1A. RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Related to Our Business

Our revenues are highly concentrated in a single customer, Coca-Cola China, Ltd., and our business will be harmed if Coca-Cola China reduces its orders from us.

In 2007 and 2006, approximately 20% and 23% of our sales were made to Coca-Cola China Ltd., respectively. Coca-Cola China resells our bottled water products and our relationship with Coca-Cola China also gives us tremendous credibility in our target markets. Our agreements with Coca-Cola China are not long-term agreements, do not impose minimum purchase commitments upon Coca-Cola China and are not a exclusive supply arrangements for us. If we cease to do business with Coca-Cola China at current levels and are unable to generate additional sales with new and existing customers that purchase a similar amount of our products, our revenue and net income would decline considerably.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $27.7 million in 2005 to $56.8 million in 2007. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory manufacturing results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity and distribution channels through organic expansion as well as through the acquisition of complementary companies. Consequently, we are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the expansion and acquisition of any new businesses or production lines, as well as those risks that are specific to the bottled water industry in general. We cannot assure you that the Company’s efforts will be successful or result in revenue or profit, or those investors will not lose their entire investment.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to increase our production capacity, to expand the bottled water products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets for our bottled water products.

Within the past two years, we acquired a controlling interest in several complementary businesses through our acquisitions of Nanning and Shenyang, and we also acquired a 48% shareholding in Hutton Holdings, which is now known as China bottles, Inc. These acquisitions have expanded our customer base, sales opportunities, production capacity, distribution network and afforded us certain economies of scale with respect to our costs of operations.

Integrating these acquired businesses into our business is distracting and time consuming, as well as a potentially expensive process. Currently, we are continuing the integration of Nanning and Shenyang into our business operations. The successful integration of these companies and any other acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under “—Risks Related to Doing Business in China— We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

Any difficulties or delays in delivery or poor handling by distributors and third party transport operators may affect our sales and damage our reputation.

We sell our own brands of bottled water through distributors. In 2007, our three largest distributors accounted for approximately 34% of our total sales. The supply of our bottled water products by our distributors to retailers could be delayed or interrupted in the case of unforeseen events and disruptions that occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters and labor strikes.  Poor handing by distributors and third-party transport operators could also result in damage to our products. If our products are not delivered to retailers on time, or are delivered damaged, we could lose business and our reputation could be harmed.

Any interruption in our production processes could impair our financial performance and negatively affect our brand.

We produce our bottled water products at facilities maintained by our six operating subsidiaries in the cities of Guangzhou (Guangdong Province), Zhanjiang (Guangdong Province), Changchun (Jilin Province), Feixian (Shandong Province), Nanning (Guangxi Province) and Shenyang (Liaoning Province). Our manufacturing operations are complicated and integrated, involving the coordination of sourcing of water and other raw materials from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity organically and through the addition of operating subsidiaries, but we have limited experience operating at higher production volume levels and may be unable to sustain production at current or higher levels. In addition, we may encounter interruption in our manufacturing processes due to events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in our production could reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our bottled water production facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely hindered. Any significant delays in deliveries to our distributors or customers could lead to increased returns or cancellations and cause us to lose future sales.

Part of our strategy involves the development of new products and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results may suffer.

We plan to utilize our in-house research and development capabilities to develop new bottled water products, such as flavored water and nutrient-enriched bottled water products, that could become new sources of revenue for us in the future and help us to diversify our revenue base. Our future research and development efforts will be focused on expanding our product offerings beyond purified water, mineralized water and oxygenated water. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at expected growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

We may ineffectively allocate and balance the supply of our bottled water products among our distribution channels

We market and sell our bottled water products to distributors that sell our bottled water products to end users under our own brands, to major global drink and beverage companies and to other corporations, hotels and casinos on a private label basis. Like any other manufacturer or producers of products, we have limited production capacity and there are times when we are resource and capacity constrained. As our production capacity reaches its limit, it become more difficult for us to produce, balance and allocate our bottled water products for sales through our various distribution and sales channels. If we fail to strike an appropriate balance in producing and delivering our bottled water products for sale through these differing sales and distribution channels, we may be unsuccessful in meeting the relative demands of our distributors and the consumer market, which will hurt our sales, our reputation and our relationship with our distributors and customers.

If we lose the services of our key executive officers on whom we heavily rely, our business will be harmed.

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

Our products may become subject to recall in the event of defects or other performance related issues.

Like many other bottled water producers, we are at risk for product recall costs which are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected contamination or other health or performance related defect. Costs typically include the cost of the product being replaced, the cost of the recall borne by our distributors and cost of removal of our bottled water products from the market. Our bottled water products have not been the subject of an open recall. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

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

Limitations on or the unavailability of natural resources or energy resources needs to operate our business could impair our ability to profitably operate our business

In order to produce our bottled water products, we need a readily available supply of water and electricity. We depend mainly on municipal water supplies to provide us with the water used in our bottled water products and we depend on regulated electric companies to provide us with the electricity needed in our production facilities. In 2007, 57% of our source of water is from municipal water supplies and the remainder 43% is from well water. It is possible that municipal governments could put usage limits on these water resources in situations when water reserves for their cities are low or curtail electricity usage when the demand for energy resources is high relative to supply. Our business operations, income and profits could be highly impaired if such limits are imposed.

Increases in raw material prices that we are not able to pass on to our customers would reduce our profit margins.

The principal raw materials we use in our production, including water, bottled water containers, caps and packaging materials, are subject to a high degree of price volatility caused by external conditions. In particular, PET, the material we use to manufacture our bottles, is petroleum based, and therefore may be subject to significant price fluctuations. In 2007, PET accounted for approximately 40% of our cost of goods sold. Oil prices have reached recorded levels in recent times and we cannot guarantee that the prices we pay for oil products and other raw materials will be stable and not escalate higher in the future. Price changes to our raw materials may result in unexpected increases in production, packaging and distribution costs, and we may be unable to increase the prices of our final products to offset these increased costs and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices.

We face increasing competition from both domestic and foreign companies, which may negatively affect our market share and profit margin.

The bottled water industry in China is highly competitive, and we expect it to be even more competitive in the future. We primarily compete with Chinese bottled water producers, including Hangzhou Wahaha Group, Nongfu Spring Company Ltd., and Guandong Robust Corp., and with global beverage companies and brands including Nestle S.A, Coca-Cola, C’est Bon and Danone. Currently, there are several thousand water brands in China, including domestic and foreign-invested enterprises. Our ability to compete against these enterprises is, to a significant extent, dependent on our ability to leverage our superior brand recognition and by distinguishing our products from those of our competitor by providing higher quality products at reasonable prices that appeal to consumers’ tastes and preferences. Some of our competitors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. Our competitors in any particular market may also benefit from raw material sources or production facilities that are closer to such markets, which provide them with competitive advantages in terms of costs and proximity to consumers.

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

Changes to the existing environmental laws and regulations in China may cause us to incur significant capital expenditures, and we cannot assure that we will be able to comply with any such laws and regulations.

Participants in the bottled water industry in China are subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, and provide for fee payments to be made by producers discharging waste substances. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, the central government of the PRC including all governmental subdivisions may cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that we will be able to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products.

Changes in existing PRC food hygiene laws may cause us to incur additional costs which could have an adverse impact on our financial position.

As a China-based bottled water producer, we are subject to compliance with PRC food hygiene laws and regulations. These food hygiene laws require all enterprises engaged in the production of bottled water to obtain a hygiene license for each of their production facilities. They also set out hygiene standards with respect to food processing, packaging and containers, information to be disclosed on packaging as well as hygiene requirements of food production and sites, facilities and equipment used for the transportation and sale of food. Failure to comply with PRC food hygiene laws may result in fines, suspension of operations, loss of hygiene licenses and, in more extreme cases, criminal proceedings against an enterprise and its management. In the event that the PRC government increases the stringency of such laws, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

Our Board is not comprised of a majority of independent directors and we may be unable to appoint any qualified independent directors.

Only two members our Board of Directors qualify as an “independent” director under NASDQ marketplace rules. Until we have a majority of “independent” directors, shares of our stock cannot be listed on major stock exchanges. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

We may need to raise additional capital in the foreseeable future to expand our bottled water production operations and may not be able to do so on terms favorable to us or you or at all.

Part of our strategy involves increasing our bottled water production capacity by constructing additional manufacturing facilities and making strategic investments and acquisitions which will require significant capital resources. As of December 31, 2007, we had approximately $10.9 million in cash. Based on current reserves and anticipated cash flow from our operations, we anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures, acquisitive activities and business expansion for the next twelve months. If we decide to expand our business operations more broadly than currently anticipated or if cash flows from operations are inadequate for our capital needs, we may seek to satisfy our future capital requirements from the sale of our securities in public or private offerings, or through loans from financial institutions or our controlling stockholders. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds also may cause us to delay, reduce and/or abandon certain or all aspects of our capacity expansion, new bottled water products and other research and development programs, close facilities and/or lay-off employees which, in turn, will likely result in decreased sales and profits.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. In addition, such equity or convertible debt securities may have rights, preferences and privileges senior to those of our common stock. This may reduce a stockholder's return on investment or cause a complete loss in the investment.

Risks Related to our Stock and the Market for Our Stock Generally

The concentrated ownership of our common stock may have the effect of delaying or preventing a change in control of our Company.

Our directors, officers, key personnel and their affiliates as a group beneficially own approximately 51% of our outstanding common stock. As a result, these stockholders will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. Please read “Security Ownership of Certain Beneficial Owners and Management".

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

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries which are engaged in the bottled water production business. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We may be in technical breach of our investment documents.

Under the terms of our May 31, 2007 Securities Purchase Agreement with certain of our stockholder and our January 24, 2008 Securities Purchase Agreement with certain holders of convertible promissory notes issued by us, we agreed to affirmative covenants obligating us to make all securities filings as required by the Exchange Act and to keep our stock listed on the OTC-Bulletin Board.  Insofar as we have failed to make such filings as required under the Exchange Act or if our stock ceases to be listed on the OTC- Bulletin Board, we may be in breach of our contractual obligations.  It is possible that the counterparties to those investment agreements may assert such breaches and attempt to exercise their rights and remedies under the investment agreements.  The Company believes that the filing of this Form 10-K operates to cure any such breaches, and the Company is actively seeking waivers of any such breaches from the counterparties to the  May 31, 2007 Securites Purchase Agreement and the January 24, 2008 Securities Purchase Agreement, although we can give no assurance that the filing of this Form 10-K is a satisfactory cure or that waivers can be obtained.

Risk Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China.   Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement in commercial activities;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of automotive investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and all but one of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our bottled water production operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our business will suffer if we lose our land use rights.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificate for our primary operating facilities, but we can give no assurance that our land use rights will be renewed on terms favorable to us or renewed at all. If we lose our land right certificates we may lose production facilities that may be difficult or impossible to replace. Should we have to relocate, our workforce may be unable or unwilling to work in the new location and our operations will be disrupted during the relocation. The relocation or loss of facilities could cause us to lose sales and/or increase our costs of production, which will negatively impact our financial results.

Accounting laws in China mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

The PRC accounting laws require an annual "statutory audit" to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. generally accepted accounting principles, or GAAP. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to U.S. GAAP, requires interpretation and exercise of judgment. This may increase costs or cause additional errors. Moreover, our PRC accounting records may not convert directly into the needed U.S. GAAP accounting records, causing inaccuracies or misstatements that could negatively impact our ability to get a clean audit opinion in the U.S. or may lead to fines by certain governmental bodies, which could negatively impact our financial performance and/or stock price.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws. Certain of these labor laws require Chinese companies to have an executed labor contract with employees and make certain pension, housing and other welfare-oriented payments. For a period of time in 2007, one of our operating subsidiaries, Shan Dong Taoda Drinks Co., Ltd. failed to have in place effective labor contracts with approximately two-thirds of its employees and failed to make related payments in violation of applicable PRC labor laws. Recently, the Company has taken corrective actions by entering into the required labor contracts and intends to make the payments, which the Company believes are immaterial in amount to its overall its operations, as required under PRC labor laws. Although we believe these actions are sufficient to ensure that we are currently in compliance with applicable Chinese labor laws and are the appropriate remediative measures, we cannot assure you that PRC governmental authorities will concur with our view and will not impose additional penalties.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction.  Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction.  The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year.  The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Transaction structures involving trusts, nominees and similar entities are prohibited.  Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported.  In the event that the U.S. dollars or other currencies appreciate against RMB, our costs will increase.  If we cannot pass-through the resulting cost increases on to our customers, our profitability and operating results will suffer.  In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Properties

The Company has six production plants with executive offices and one piece of land with right of use. The following table summaries the locations of real property the Company owns or leases.

Item	Address	Leased/Owned
1	No. 2 Zhu Ji Road, Ji Shan Village, Zhu Ji Street, Dong Pu, Tian He District, Guangzhou City, Guangdong Province, China	Leased
2	No. 88 Qian Jin Road, Chi Kan District, Zhanjiang City, Guangdong Province, China	Leased
3	449 Kao Shan Village, Economic and Technology Development District, Changchun City, Jilin Province, China	Leased
4	Unit 55 Tao Yuen Road, Shang Zhi County, Feixian, Shandong Province, China	Leased
5	Dong Jiu Road South, Shang Zhi County, Feixian, Shandong Province, China	Company possesses a land use right
6	District 9, Ke Yuan Xi Shi Road, Nanning City, Guangxi Province, PRC, China	Leased
7	Longyuan Road, Xidi Village, Wuboniu District, Liaozhong County, Shenyang City, LiaoNing Province, China	Company possesses a land use right
8	Unit 607, Concordia Plaza, No. 1, Science Museum Road, Kowloon, Hong Kong, China Jilin Province, China	Leased

The leasing term of items 1 and 3 in the table above will expire in 2008, items 4 and 8 will expire in 2009, and items 2 and 6 will expire in 2011. All of our agreements contain customary Chinese leasing terms and rates. Our land use rights described item 5 and item 7 above will expire in 2023 and 2012, respectively. The properties with land use rights will be re-acquired by the State under PRC laws when the rights expire.

The total cost and expenses in 2007 associated with our land use rights and leased properties were $675,910.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol “CWDK”. Until June 17, 2007, our common stock was traded under the symbol “UGOD”. There were no reported bids for our common stock during 2006 and 2005. Reported bids for the year ended December 31, 2007 are shown in the table below.

Year Ended December 31, 2007	High	Low
First Quarter	$5.00	$5.00
Second Quarter	$7.00	$5.00
Third Quarter	$12.00	$5.50
Fourth Quarter	$15.00	$5.30

The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 28, 2008, there were approximately 58 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business. The payment of any dividends in the future will be at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans; however we may wish to implement such plans in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 31, 2007, we entered into a Stock Purchase Agreement with shareholders of Hutton Holdings Corporation to purchase approximately 48% of the outstanding equity of Hutton through a purchase of an aggregate of 11,000,000 shares of common stock, $0.001 par value of Hutton and 5,000,000 shares of preferred stock of Hutton, each of which shares of preferred stock is convertible into five shares of common stock of Hutton. The consideration we paid for the transaction was $9,000,000 in cash and 2,133,333 shares of our common stock. The transactions contemplated by the Stock Purchase Agreement were consummated as of August 31, 2007.

On August 24, 2007, we acquired 66.67% of outstanding equity of a bottled water production company located at Shenyang City, Liaoning Province of the PRC in exchange for cash consideration of $2,120,000.

On June 15, 2007, in exchange for cash equal to $5,332,522 and common stock shares totaling a value of $5,332,522 to be issued at a future date, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province by acquiring Pilpol (HK) Biological Limited, Nanning’s parent. As of December 31, 2007, common stock totaling a value of $5,332,522 had not yet been issued.

On June 4, 2007, we sold 4,477,612 shares of our Series A Convertible Preferred Stock, par value $.001 per share to certain accredited investors for gross proceeds of $30,000,000. Each share of Series A Preferred Stock was convertible into five shares of our common stock. On July 11, 2007, all of the outstanding shares of Series A Preferred Stock were converted into 22,388,061 shares of common stock.

On February 13, 2007 and February 16, 2007, we entered into (i) the Agreement for Share Exchange among the Company, Guangdong Taoda and Xu Hong Bin, the sole shareholder of Guangdong Taoda, dated as of February 13, 2007 and (ii) the Agreement for Share Exchange among the Company and Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited which we refer to as the “Taoda Group” and Xu Hong Bin, the sole shareholder of Taoda Group, dated as of February 16, 2007. On May 11, 2007, we entered into an Amended and Restated Share Exchange Agreement with Gain Dynasty and Mr. Xu Hong Bin, the sole shareholder of Gain Dynasty. The Amended Share Exchange Agreement amended, restated, combined superseded each of the Share Exchange Agreements from February 13, 2007 and February 16, 2007. Pursuant to the Amended Share Exchange Agreement, we agreed to issue to Xu Hong Bin, a total of 59,872,000 shares of our Common Stock in exchange for all of the issued and outstanding shares of Gain Dynasty. Gain Dynasty is the owner of 100% of the issued and outstanding shares of Olympic which in turn owns 100% of the issued and outstanding shares of Guangdong Taoda and the entities comprising the Taoda Group. On May 30, 2007, the Share Exchange was consummated, pursuant to which Gain Dynasty became our direct wholly owned subsidiary and Olympic, Guangdong Taoda and the entities comprising the Taoda Group became our indirectly wholly owned subsidiaries.

On February 12, 2007, certain individuals and entities purchased a total of 9,503,200 shares of our common stock, representing 93.83% of our then issued and outstanding common stock, from Alexander Long for a purchase price of $533,925.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial information for each of the three fiscal years ended December 31, 2007, 2006 and 2005 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The unaudited selected financial information for each of the two fiscal years ended December 31, 2004 and 2003 has been derived from the internal financial statements of our operating subsidiaries Guangdong Taoda Drink Co. Ltd, Zhanjiang Taoda Drink Co. Ltd and Changchun Taoda Beverage Co. Ltd for the fiscal years ended December 31, 2004 and 2003. Earnings per share for 2004 and 2003 have been calculated as if the reverse merger had occurred at the inception of operations. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

The selected financial information for the fiscal year ended December 31, 2007 reflects the acquisition of Pilpol (HK) Biological Limited on June 15, 2007 and the acquisition of Shenyang Aixin Industry Limited on August 24, 2007, as well as the acquisition of China Bottles, Inc. (formerly known as Hutton Holdings Corporation) on Aug 31, 2007. The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this prospectus and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(amount in thousands of U.S. dollars, except earnings per share)

	Year ended December 31
	2007	2006	2005	2004	2003
Revenue
Sales	$56,773	$35,700	$27,680	$7,380	$7,163
Cost of sales	(37,342)	(26,621)	(19,666)	(6,176)	(5,442)

Gross profit	19,431	9,079	8,014	1,204	1,721
Expenses
General and administrative expenses	(1,874)	(2,923)	(1,045)	(199)	(181)
Selling expenses	(64)	(178)	-	(10)	(13)

Total Expenses	(1,938)	(3,101)	(1,045)	(209)	(194)

Income before the following items and taxes	17,493	5,978	6,969	995	1,527
Other Income	541	285	-	5	3
Income from equity investment	1,797	-	-	-	-

Income before income taxes and minority interests	19,831	6,263	6,969	1,000	1,530
Income taxes	(307)	-	-	-	-
Minority interests	(76)	-	-	-	-

Net income	19,448	6,263	6,969	1,000	1,530

Earnings per share:
Basic	$0.25	$0.10	$0.12	$0.02	$0.03
Diluted	$0.24	$0.10	$0.12	$0.02	$0.03

Weighted average number of shares outstanding:
Basic	77,196	59,872	59,872	59,872	59,872
Diluted	80,896	59,872	59,872	59,872	59,872

	2007	2006	2005	2004	2003
Balance sheet data:
Cash and cash equivalents	$10,868	$1,836	$1,371	$793	$429
Working capital	32,358	957	6,078	2,795	2,114
Total assets	99,294	26,062	17,126	8,206	6,563

Total current liabilities	21,060	19,343	6,797	2,944	2,337
Long term liability	267	163	191	-	-
Total liabilities	21,327	19,506	6,988	2,944	2,337
Minority interest	517	-	-	-	-
Total stockholders’ equity	77,450	6,556	10,138	5,262	4,226

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This 10-K may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “RISK FACTORS”.

Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

CORPORATE OVERVIEW

Our Business

Our corporate name is currently China Water & Drinks Inc. We were incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. From our inception until February 2007, we were considered an exploration stage company. During February of 2005 we acquired interests in 14 mining claims registered with the district office in Atlin, B.C. Canada and an additional nine claims were acquired in November 2006.

Our market is China where we produce and market our bottled water products primarily under the brand name “Darcunk”, which in Chinese means ‘Absolutely Pure”. We also supply bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos. Each of our six production plants has two types of production lines: one type produces bottle-sized (350ml-1,500ml) bottled water and the other produces carboy-sized (18.9L) bottled water. We produce a variety of bottled water products including purified water, mineralized water and oxygenated water, and we plan to produce other specialized bottled water products including vitamins and nutrient enriched water and flavored water products in the future.

We operate in a large and fast growing industry. The global bottled water market reached a value of $61.0 billion in 2006 and is forecasted to increase by 41.6% to $86.4 billion in 2011 according to a report issued by Datamonitor. Growth in the bottled water industry is particularly high in China, which was the fastest growing consumer of bottled water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. The high growth rate is driven by a number of factors, including poor quality of drink water across China, increasing spending power of China’s growing middle class, increasing health consciousness of Chinese citizens and consolidation in the bottled water industry. In 2007, the State Environment Protection Administration of China estimated that tap water in one-half of China’s major cities was polluted by industrial chemicals and agriculture fertilizers. Moreover, in 2005, a senior official estimated that 360 million people in China were without safe water supplies. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems and growing demand for clean, drinkable water. In addition, according to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group will come with increased spending power and a desire and ability to consume higher-quality, branded products, including bottled water.

In 2006, our total revenue was $35.7 million and our gross profit was $9.1 million. In 2007, our total revenue was $56.8 million and our gross profit was $19.4 million, representing 59% and 114% increase, respectively compared to 2006. In 2006, we produced 650 million liters of bottled water, which constituted approximately 5.2% of total estimated bottled water consumption by volume in China. In 2007, we produced 844 million liters of bottled water, which constituted approximately 6.3% of the total estimated bottled water consumption by volume in China. We have successfully acquired and integrated two additional bottled water operations in 2007, bringing our production capacity to 890 million liters. Through organic expansions as well as acquisitions, our production capacity is expected to grow significantly in the future. Our products currently are sold in multiple regions of China including Guangdong Province, Guangxi Province, Shandong Province, Heilongjiang Province, Jilin Province, Shanxi Province, Shanxi Province, Gansu Province, Liaoning Province, Anhui Province, Sichuan Province, Hebei Province, Hunan Province and Macau.

As of December 31, 2007, we had 1,332 employees working at our facilities.

We plan to expand our sales and product mix through organic and acquisitive acquisitions of production facilities, new product introductions and enhanced sales and marketing efforts.

Our Corporate Reorganization and Structure

As mentioned in the foregoing paragraphs, our corporate name is currently China Water & Drinks Inc. Our predecessor was incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. As a result of the transactions described below our ownership and business operations changed and we discontinued pursuit of mining operations. Currently, we operate bottled water production facilities through six operating subsidiaries located in several provinces throughout China.

Beginning in February 2007, we completed the following series of transactions, which ultimately resulted in a change in the ownership of our company and our business operations and direction:

•
On February 12, 2007, certain individuals and entities purchased a total of 9,503,200 shares, or 93.83%, of our then issued and outstanding common stock from Alexander Long for a purchase price of $533,925. On February 13, 2007, and February 16, 2007, we entered into a share exchange transaction with Guangdong Taoda Beverage Company Limited and Xu Hong Bin, the sole shareholder of Guangdong Taoda, and a second share exchange transaction with Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited which we call the Taoda Group and Xu Hong Bin, the sole shareholder of Taoda Group for the purpose of acquiring all of the issued and outstanding shares of Guangdong Taoda and the Taoda Group. Guangdong Taoda and the Taoda Group are now our subsidiaries and the entities comprising the Taoda Group now collectively own four bottled water production plants.

•
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

•
On May 11, 2007, we entered into an Amended and Restated Share Exchange Agreement which amended, restated, combined and superseded each of the aforementioned share exchange transactions and in which we issued to Xu Hong Bin, a total of 59,872,000 shares of our Common Stock in exchange for all of the issued and outstanding shares of Gain Dynasty (the “Share Exchange”), which is the 100% owner of Olympic Forward Trading Company Limited, which in turn is the 100% owner of Guangdong Taoda and the entities comprising the Taoda Group. On May 30, 2007, we consummated the Share Exchange, pursuant to which Gain Dynasty became our direct wholly owned subsidiary and Olympic, Guangdong Taoda and the entities comprising the Taoda Group became our indirectly wholly owned subsidiaries. The Taoda Group operates 10 production lines with capacity of 650 million liters of bottled water per year.

•
On June 15, 2007, in exchange for a total consideration value of $10,665,044 with $5,332,522 in cash and $5,332,522 in common stock to be issued at a future date, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province by acquiring through our wholly own subsidiary, Fine Lake International Ltd., Pilpol (HK) Biological Limited, Nanning’s parent. Nanning’s production plant produces bottled water in bottle sizes ranging from 350ml to 1,500ml as well as an 18.9L bottle. Nanning has two production lines with a capacity of 160 million liters of bottled water per year.

•
On August 24, 2007, we acquired 66.67% of the outstanding equity of a bottled water production company located at Shenyang City, the Liaoning Province of PRC (“Shenyang”) in exchange for cash consideration of $2,120,000. Shenyang has two production lines with a capacity of 80 million liters of bottled water per year.

•
On August 31, 2007, in exchange for $9,000,000 in cash and 2,133,333 shares of our common stock, we acquired approximately 48% of the outstanding equity of Hutton Holdings Corporation (now known as China Bottles, Inc.) through a purchase of an aggregate of 11,000,000 shares of common stock of Hutton and 5,000,000 shares of preferred stock of Hutton, each of which is convertible into five shares of common stock.

Industry Trends

We believe that our business and industry will mainly be influenced by the following factors:

•
Growth and Evolution of China’s Bottled Water Industry.    The bottled water industry in China is in the process of rapid and continuous growth and development. Globally, according to recently published data from consultancy firm Beverage Marketing Corporation (BMC), from 2002 to 2007 China was the fastest growing country in the world in terms of consumption of bottled water, showing a compound annual growth rate of 17.5%, double the next fastest growing country, the United States. With the growth in demand and addition of new industry participants offering new and varied bottled water products, the Chinese bottled water industry is poised for significant growth.

•
Health Consciousness of Chinese Individuals.  We believe that Chinese citizens are becoming increasingly health conscious. Given concerns with quality and hygiene standards of available drinking water in China, we believe that consumers will increasingly purchase and consume bottled drinking water that has been purified and treated to afford consumers greater health benefits.

•
Consolidation in the Industry. The bottled water industry in China has historically been fragmented and highly regionalized, without a clear and dominant industry leader. In recent years we have seen atrend towards larger national competitors consolidating with smaller competitors.

•
Growing Middle Class in China. According to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group will come with increased spending power and a desire and ability to purchase consumer products, including bottled water.

•
Demand for Greater Product Mix Offerings. Consumers are demanding specialty bottled water products, such as flavored waters and nutrient-enriched water products. We believe that bottled water producers that have the resources to offer to consumers a variety of specialty water products will be best positioned to compete within the

2007 Equity Financing Transaction

On May 31, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors for the sale of 4,477,612 shares of our Series A Convertible Preferred Stock to several accredited investors (the “Investors”) for aggregate gross proceeds equal to $30,000,000 in a series of transactions exempt from registration under the Securities Act, which closed on June 4, 2007.

Each share of Series A Preferred Stock originally issued was convertible into five (5) shares of our common stock, subject to adjustment. On the date of the consummation of this stock sale, we did not have a sufficient number of authorized shares of common stock available to accommodate conversions of shares of the Series A Preferred Stock. The Company and the Investors agreed that the shares of Series A Preferred Stock would automatically be converted into shares of Common Stock on the second trading day following the filing with the State of Nevada of an amendment to our Articles of Incorporation increasing our authorized shares of Common Stock from 70,000,000 to 150,000,000 shares. On July 11, 2007, the 4,477,612 shares of the Series A Preferred Stock were converted into 22,388,062 shares of Common Stock.

The Securities Purchase Agreement provides that until the date which is the first anniversary of the effective date of the initial registration statement required to be filed by us with respect to the shares of Common Stock underlying the shares of Series A Preferred Stock sold to the Investors in the Share Sale that we may not sell any equity securities (or securities convertible into or exchangeable for equity securities) to any third party without first offering the Investors the right to purchase such securities on the same terms and conditions as proposed to be sold to such third party.

The Securities Purchase Agreement also provides that the Investors shall have the right, by written notice to us, to demand that we pay to them, as liquidated damages, their entire investment amount in the event that either (i) any governmental agency in the People’s Republic of China challenges or otherwise takes any action that adversely affects the transactions contemplated by the Amended Share Exchange Agreement, and we cannot undo such governmental action or otherwise remedy the material adverse effect caused thereby so that the transaction contemplated by the Amended Share Exchange Agreement can legally occur to the reasonable satisfaction of the Investors or (ii) at any time prior to the time that a registration statement with respect to the shares of Common Stock underlying the shares of Series A Preferred Stock sold to the Investors in the Share Sale is effective (A) for any or no reason either the NASD or the SEC takes any action which has the effect of suspending the effectiveness of any registration statement of the Company filed with the SEC or (B) the Common Stock is not listed on a trading market.

We also agreed to provide the Investors rights to register for resale the shares of Common Stock underlying the Series A Preferred Stock pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement also requires us to register for resale any shares of Common Stock that may be released to the Investors pursuant to the terms of the Make Good Escrow Agreement (as defined below). Pursuant to the terms of the Registration Rights Agreement, we agreed to file with the SEC a registration statement with respect to the resale of the shares of Common Stock underlying the Series Preferred Stock issued to the Investors by no later than the date which is 90 days after the stock sale. On August 24, 2007, a majority of the Investors consented to extend the deadline for the filing of the registration statement until September 14, 2007. In the event that we do not file timely such registration statement and/or in the event that such registration statement is not declared effective on or prior to the date which is 180 days after the consummation of the Share Sale, we must pay liquidated damages to each Investor in an amount equal to 1% of the aggregate investment amount originally paid by such Investor for each month during which we have not complied with its registration obligations up to a maximum of 10% of such Investor’s investment amount.

In connection with the Share Sale, we, the Investors, Mr. Xu Hong Bin, a shareholder of the Company, the Pinnacle Fund, as agent for the Investors, and Loeb & Loeb LLP, as escrow agent have entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”), whereby Mr. Xu Hong Bin has agreed to transfer 11,194,030 shares of Common Stock owned by him to the Investors on a pro rata basis in the event that we do not meet certain performance targets for its fiscal year ended December 31, 2007 and 11,194,030 shares of Common Stock owned by him to the Investors in the event that we do not meet certain performance targets for its fiscal year ended December 31, 2008. The performance target for the fiscal year ended December 31, 2007 is the achievement of after-tax net income of at least $19,000,000. The performance target for our fiscal year ended December 31, 2008 is the achievement of after-tax net income of at least $30,000,000 and earnings per share of at least $0.30.

In connection with this stock sale, certain shareholders of our company have entered into Lock-Up Agreements by which each of them agreed not to transfer any shares of our Common Stock owned by them until the date which is the one year anniversary of the effective date of the registration statement.

Our short term strategy for use of the proceeds of the financing transaction and our other capital resources is to increase our product availability in both quantity and geographical coverage. We are focusing our efforts in increasing the production capacity of our current production facilities; increasing our production and products presence in China; and expanding distribution channels for our own branded products. In this regard, we are expanding our production plants located at Changchun City and Guangzhou City, which are reaching their maximum production capacity. We believe that this expansion may adequately increase our production capacity.

In addition, we plan to use a portion of the proceeds to finance the acquisition of additional bottled water companies into our production network with the desire to expand our product penetration in new geographic markets. We have already acquired two bottled water companies in 2007. We acquired one bottled water company located in Nanning City, Guangxi Province, on June 15, 2007 and 66.67% of the outstanding equity of another bottled water production company located in Shenyang City, the Liaoning Province, on August 24, 2007. On August 31, 2007, we also acquired approximately 48% of the outstanding equity of Hutton Holdings Corporation. Hutton is a major supplier of PET injection molding machinery, PET bottle blowing equipment, injection and bottle blowing molds which are major equipment of bottled water and drinks production. We believe this acquisition can secure us a supply of equipment and enhance our production technology, thus saving us costs in the long-run. We also secured a piece of land in Changchun City for the expansion of our plant there in July 2007. We expect that the new plant in Changchun City will commence operations in second half of 2008.

We are now actively sourcing the land resource in Guangzhou City to execute our production plant expansion plan. In addition, we are looking for more acquisition opportunities.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

All amounts, other than percentages, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)
Sales Revenue	56,773	35,700	21,073	59%
Costs of Goods Sold	(37,342)	(26,621)	10,721	40%
Gross Profit	19,431	9,079	10,352	114%
General and Administrative	(1,874)	(2,923)	(1,049)	(36%)
Expenses
Selling Expenses	(64)	(178)	(114)	(64%)
Income from Operations	17,493	5,978	11,515	193%
Other income (Expenses)	541	285	256	90%
Income tax	(307)	-	(307)	-
Minority interest	(76)	-	(76)	-
Income from equity investment	1,797	-	1,797	-
Net income	19,448	6,263	13,185	211%

Sales Revenue.    Sales revenue is derived from sales of our bottled water products. Sales revenue increased $21.1 million, or 59%, to $56.8 million in 2007 from $35.7 million in 2006. This increase was mainly attributable to the increase in our sales volume, which resulted from a 13% increase in production. This increase in production allowed us to meet the growing sales demand to existing customers and additional demand in Southwest China and Northeast China created by our mid-year acquisitions of Nanning and Shenyang. Our total annual capacity in 2007 increased to 890 million liters through investments by us in the automated manufacturing process and through our mid-year acquisitions of the Nanning and Shenyang water plants.

Cost of Sales.    Cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $10.7 million, or 40%, to $37.3 million in 2007 from $26.6 million in 2006. This increase was mainly due to the increased cost of raw materials and increased labor costs as we expanded our production capacity. Our direct labor costs rose as we increased worker headcount from 709 at December 31, 2006 to 1,332 at December 31, 2007. Even though we experienced an increase in our raw materials and labor costs, these increases were partially offset by production operating efficiencies from the automation of our manufacturing process. As a percentage of sales revenue, our cost of goods sold decreased to 66% during 2007 from 75% during 2006, because as our revenue and production capacity increased, our fixed costs recorded in cost of sales and other overhead expenses remained relatively constant.

Gross Profit.    Gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $10.3 million, or 114%, to $19.4 million during 2007 from $9.1 million in 2006. Gross profit as a percentage of sales revenue was 34% during 2007 as compared to 25% during 2006. Such percentage increase was mainly due to a lower growth of production overhead compared with sales which resulted from production efficiencies through automation of production lines and from a shift in sales by product category to higher margin bottled water products. We enjoy a higher gross profit from sales of “Darcunk” branded products and of carboy-sized bottled water, and we experienced an increase in gross profit from an increase in sales volume of our carboy-sized bottled. The carboy-sized bottles can be re-used, and increased re-use of these bottles reduces the container related costs significantly. Combination of higher profit margin and increase in sales volume of carboy-sized bottled water contributed a higher gross profit in 2007 overall.

	% of Sales Revenues
Sales by Product Category	2007	2006
Bottle-sized water	79.0%	87.0%
Carboy-sized bottled water	21.0%	13.0%
Total sales volume	100.0%	100.0%

Sales by Source Category	2007	2006
Own-brand and Private Labels	66.0%	70.5%
OEM	34.0%	29.5%
Total sales volume	100.0%	100.0%

The higher percentage of sales of carboy-sized bottled water in 2007 over 2006 is mainly due to the robust growth in sales of carboy-sized bottled water in Changchun as compared to our sales of other products.

General and Administrative Expenses.    General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and of professional fees paid to third parties. Our general and administrative expenses decreased $1.0 million, or 36%, to $1.9 million during 2007 from $2.9 million in 2006. This decrease was mainly due to bad debt recovery of $1.6 million. As a percentage of sales revenue, administrative expenses in 2007 decreased to 3%, as compared to 8% for 2006. This percentage decrease resulted primarily from an increase in revenues while our administrative costs remained relatively constant due to efficiencies driven through centralized management of processes and operations.

Selling Expenses.    Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses remained relatively constant, on an absolute basis, decreasing $0.1 million, or 64%, to $0.1 million during 2007 from $0.2 million in 2006. Our management’s resources focused significant efforts on our merger and acquisitions activities during the year ending December 31, 2007, as we reached production capacity at our water bottling plants for demands. Given our production capacity limitations, our promotion and advertising efforts were minimal. The acquisitions during 2007 also resulted in an increase in transportation expenses from $0.2 million in 2006 to $0.6 million in 2007 due to the fact that we have acquired Shenyang and Nanning as well as increased in production volume from 650 liters to 844 liters.

Other Income (Expenses).    Other income (expenses) consists of interest expense and other allocated expenses. Other income (expenses) increased by $0.3 million, or 90%, to $0.6 million during 2007 from $0.3 million in 2006. This increase was mainly due to an increase of sales of plastic materials from $0.2 million in 2006 to $0.7 million in 2007.

Income Taxes.    Our income taxes increased $0.3 million during 2007 from $0 million in 2006.

Income from Equity Investment.    Income from equity investment increased $1.8 million 2007, from $0 million in 2006 because we acquired 48% shareholding in Hutton in August 2007.

Net Income.    Our net income increased by $13.1 million, or 211%, to $19.4 million during 2007 from $6.3 million in 2006 as a result of the factors described above.

Foreign Currency Translation Gains. We had a foreign currency translation gain of $1.5 million in the year ended December 31, 2007 as compared with a foreign currency translation gain of $0 million in the same period ended December 31, 2006. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3% per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the year ended December 31, 2007. The exchange rates of RMB 1.0:US $0.13672 and RMB 1.0:US $0.13128 were used in calculating the total assets/liabilities and statement of income, respectively.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

All amounts, other than percentages, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)
Sales Revenue	35,700	27,680	8,020	29%
Costs of Goods Sold	(26,621)	(19,666)	6,955	35%
Gross Profit	9,079	8,014	1,065	13%
General and Administrative	(2,923)	(1,045)	1,878	180%
Expenses
Selling Expenses	(178)	-	178	-
Income from Operations	5,978	6,969	(991)	(14%)
Other income (expenses)	285	-	285	-
Income tax	-	-	-	-
Minority Interest	-	-	-	-
Net income	6,263	6,969	(706)	(10%)

Sales Revenue.    Sales revenue increased $8.0 million, or 29%, to $35.7 million during 2006 from $27.7 million in 2005. This increase was mainly attributable to the increase in demand associated with the growth of bottled water in China. Such demand led to a greater number of sales which contributed to the increase in revenues.

Cost of Sales.    Our cost of sales increased $6.9 million, or 35%, to $26.6 million during 2006 from $19.7 million in 2005. This increase was mainly due to an increase in sales volume. As a percentage of sales revenue, the cost of goods sold increased to 75% during 2006 from 71% during 2005 due primarily to increased staff cost that were allocated to the cost of sales.

Gross Profit.    Our gross profit increased $1.1 million, or 13%, to $9.1 million during 2006 from $8.0 million in 2005. Gross profit as a percentage of sales revenue was 25% during 2006 as compared to 29% during 2005. This percentage decrease was mainly due to rising staff costs.

General and Administrative Expenses.    Our general and administrative expenses increased $1.9 million, or 180%, to $2.9 million during 2006 from $1.0 million in 2005. This increase was mainly due to an increase of $1 million in our provision for doubtful accounts receivable and a $0.2 million write down of the value of prepayments during 2006 that were not realized. There were also certain inventory and consumables written off during the year ended December 31, 2006.

Selling Expenses.    Our selling expenses increased $0.2 million during 2006 from $0 in 2005. This increase was mainly due to the recognition of transportation and handling expenses incurred for shipment of goods to customers.

Other Income (Expenses).    Other income (expenses) increased $0.3 million during 2006 from $0 in 2005. This increase was mainly due to sales of plastic material amounting to $0.2 million. As a percentage of sales revenue, other income (expenses) in 2006 increased to 1%, as compared to 0% for 2005. This percentage increase was primarily attributable to above mentioned sales of plastic material that started in 2006.

Income Taxes.    Our income taxes in 2006 were $0 million which represented no meaningful change from 2005.

Net Income.    Our net income decreased $0.7 million, or 10%, to $6.3 million during 2006 from $7.0 million in 2005 as a result of the factors described above.

Liquidity and capital resources

As of December 31, 2007, we had cash and cash equivalents of $10.9 million. Our current assets were $53.4 million and our current liabilities were $21.0 million as of December 31, 2007 which results in a current ratio of approximately 2.7: 1. Total stockholders' equity as of December 31, 2007, was $77.5 million.

Our bank loans, other interest bearing borrowings and their maturities as of December 31, 2007 were as follows:

All amounts, other than percentages in thousands of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Bank of China, Hong Kong	161.8	October 10,2003	October 10,2012	9 years
Shenyang Liaozhong Xian Rural Credit Union	82.0	June 23, 2006	November 20, 2008	2 years
Shenyang Liaozhong Xian Rural Union	136.7	December 5, 2006	November 20, 2009	3 years
Total	380.5

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

The following table sets forth a summary of our cash flows for the periods indicated:

  All amounts in thousands of U.S. dollars

	Year ended December 31,
	2007	2006	2005

Net cash provided by operating activities	828	10,586	2,415
Net cash used in investing activities	(17,797)	(200)	(1,815)
Net cash provided by (used in) by financing activities	26,021	(9,921)	(27)
Effect of exchange rate changes on cash and cash equivalents	(20)	-	-
Net increase in cash and cash equivalents	9,052	465	573
Cash and cash equivalents at the beginning of year	1,836	1,371	798
Cash and cash equivalents at the end of year	10,868	1,836	1,371

Operating Activities

Net cash provided by operating activities was $0.8 million for the fiscal year ended December 31, 2007 which is a decrease of $9.8 million from the $10.6 million for the same period in 2006. The decrease is primarily due to the prepayment of $9.6 million to suppliers as raw material deposits to fix our future raw material costs.

Net cash provided by operating activities was $10.6 million for the fiscal year ended December 31, 2006 which is an increase of $8.2 million from the $2.4 million net cash provided by operating activities for the same period in 2005. The increase is mainly because i) oil price fell below $60/barrel in late 2006 and we strategically decreased the amount of raw materials deposit by approximately $3.0 million; and ii) we restated our 2006 figures by providing an additional VAT payable amounting of $2.5 million. This amount has not been settled.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of new businesses, property, plant and equipment and construction in progress for the new plant and equipments.

Net cash used in investing activities was $17.8 million for the fiscal year ended December 31, 2007 which is an increase of $17.6 million from the $0.2 million net cash used in investing activities for the same period in 2006. The increase is mainly due to the acquisition of shares of China Bottles, Nanning and Shenyang for $9.0 million, $5.3 million and $2.1 million, respectively. Also there were purchases of plant and equipment of $1.1 million compared with a minimal $0.2 million investment in plant and equipment in 2006.

Net cash used in investing activities was $0.2 million for the fiscal year ended December 31, 2006 which is an decrease of $1.6 million from the $1.8 million net cash used in investing activities for the same period in 2005. Investment in plant and machinery in 2005 provided the Company with additional capacities that were not fully utilized and thus the net cash used in 2006 were dwindled.

Financing Activities

In fiscal year 2007, we raised a gross total of $30 million from the sale of 4,477,612 shares of our Series A Convertible Preferred Stock through a private placement transactions. On July 11, 2007, the 4,477,612 shares of Series A Preferred Stock were converted into 22,388,061 shares of Common Stock.

We believe that our currently available working capital will be sufficient to maintain our operations at our current levels for the next twelve months. As of December 31, 2007, we did not have any material commitments for capital expenditures.

Net cash provided by financing activities was $26.0 million for the fiscal year ended December 31, 2007 which is an increase of $35.9 million from the $9.9 million net cash used in financing activities for the same period in 2006. The increase is mainly due to the $26.4 million issue of preferred stock mentioned above; and $9.9 million dividend was paid in 2006 but none was paid in 2007.

Net cash provided by financing activities was $9.9 million for the fiscal year ended December 31, 2006 which is an increase of $9.9 million from the $0 million net cash used in financing activities for the same period in 2005. The increase is mainly due to $9.9 million dividend paid during 2006.

Obligations under Material Contracts (All amounts in thousands of US dollars)

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$380	$113	$202	$65	-
Operating Lease Obligations	846	339	421	86	-
Total	$1,226	$452	$623	$151	-

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Company’s accounting policies are fully described in Note 2 of the Consolidated Financial Statements which are included herewith. As disclosed in Note 2, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, and valuation of long-lived assets including identifiable intangibles and goodwill. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

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

Business Combinations. The Company accounts for business combinations under SFAS No. 141, Business Combinations (“SFAS No. 141”). Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed to which the transaction costs are allocated under the purchase method of accounting. Certain liabilities are subjective in nature. We reflect such liabilities based upon the most recent information available. The ultimate settlement of such liabilities may be for amounts that are different from the amounts initially recorded. A significant amount of judgment also is involved in determining the fair value of assets acquired. Different assumptions could yield materially different results.

Goodwill and Purchased Intangible Assets.    We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps:

1.
A reporting unit's fair value is compared to its carrying value. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the fair value is less than its carrying value, impairment is indicated;

2.	If impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level.

Long-lived and Amortizing Intangible Assets.    We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS No. 144, we assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

1.  Significant underperformance relative to expected historical or projected future operating results;
2.  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
3.  Significant negative industry or economic trends;
4.  Significant decline in our stock price for a sustained period; and
5.  Our market capitalization relative to net book value.

If we determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

OPERATING LEASE COMMITMENTS

As of December 31, 2007 and 2006, our five subsidiaries, including Guangdong Taoda Drink Co., Limited, Zhanjiang Taoda Drink Co., Limited, Changchun Taoda Beverage Co., Limited, Nanning Taoda Drink Company Limited and Shen Yang Aixin Industry Company Limited had each arranged a non-cancelable operating lease with a third party for its production plant.

Item	Address	Leasing period until
1	No. 2 Zhu Ji Road, Ji Shan Village, Zhu Ji Street, Dong Pu, Tian He District, Guangzhou City, Guangdong Province, China	March, 2008
2	No. 88 Qian Jin Road, Chi Kan District, Zhanjiang City, Guangdong Province, China	December, 2011
3	449 Kao Shan Village, Economic and Technology Development District, Changchun City, Jilin Province, China	April, 2008
4	District 9 , Ke Yuan Xi Shi Road, Nanning City, Guangxi Province, China	July, 2011
5	Unit 55 Tao Yuen Road, Shang Zhi County, Feixian, Shandong Province, China	December, 2009
6	Unit 607, Concordia Plaza, No. 1, Science Museum Road, Kowloon, Hong Kong, China	Oct, 2009

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and its subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Quarterly Financial Results

The following table reflects our unaudited quarterly consolidated statement of operations data for the quarters presented. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data.

	Three Months Ended (amounts in thousand of U.S. Dollars)
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD

Net Revenues	$7,266	$8,830	$10,319	$9,285
Gross profit	$1,894	$2,436	$2,754	$1,995
Net income	$1,621	$2,034	$2,508	$100
Net income per common share:	$0.03	$0.03	$0.04	$0.00
Basic and diluted

	Three Months Ended (amounts in thousand of U.S. Dollars)
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD

Net Revenues	$6,217	$12,498	$18,520	$19,538
Gross profit	$1,953	$4,310	$6,602	$6,566
Net income	$1,678	$3,936	$5,823	$8,011
Net income per common share:	$0.03	$0.06	$0.07	$0.09
Basic
Net income per common share:	$0.03	$0.06	$0.07	$0.08
Diluted

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 14, 2008, the Company dismissed its principal independent accountants, Madsen & Associates CPA Inc. (“Madsen”). The decision to dismiss Madsen as the Company’s principal independent accountant was approved by the company’s Board of Directors on January 14, 2008. Madsen’s report on the Company’s financial statements for the fiscal years ended December 31, 2005 and 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from January 1, 2005 through the date of Madsen’s dismissal, there were no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen, would have caused Madsen to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-K occurred within the period from January 1, 2005 through December 31, 2006 or through the date of this report.

The Company has provided Madsen with a copy of the foregoing disclosures, and Madsen has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company herein.

On January 14, 2008, the Company engaged GHP Horwath, P.C. (“Horwath”) as its new principal independent accountants, effective immediately upon the dismissal of Madsen. The decision to engage Horwath as the Company’s principal independent accountants was approved by the Company’s Board of Directors on January 14, 2008. During the period from January 1, 2005 through December 31, 2006, and through the date of the Madsen’s engagement, the Company did not consult with Horwath regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the material weaknesses noted below in ”Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management’s Report on Internal Control over Financial Reporting

As evidenced by the material weaknesses described below, we determined that entity-level controls related to the control environment and control activities did not operate effectively resulting in material weaknesses in each of these respective COSO components. The deficiencies in each of these individual COSO components represent a separate material weakness. These material weaknesses contributed to an environment where there is more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

The following material weaknesses have been identified and included in our management’s assessment as of December 31, 2007:

1)
We did not maintain an effective Audit Committee to oversee the effectiveness of the system of internal control due to the fact that we have endeavored to employ an independent director who is a financial expert but failed to do so. We also did not maintain effective controls over our internal audit function due to the fact that we lack sufficient qualified persons who are familiar with internal audit theory and practice. If there is no effective Audit Committee or the Audit Committee does not function comprehensively and proactively, and there is no sufficient internal audit function, there might be reasonable possibility that significant internal control deficiencies cannot be detected or prevented. We believe that this ineffectiveness reflected a material weakness in our internal controls at the entity level.

2)	We did not maintain effective controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements. This resulted from an insufficient complement of local financial and accounting staff who is knowledgeable of local accounting and US GAAP financial reporting rules to support the size of our company’s current organizational structure. During the course of the preparation of consolidated financial statements, we discovered accounting errors in some of our transactions, and we subsequently reevaluated the transactions and recorded the necessary period end adjustments. We believe that these adjustments reflected a material weakness in our internal controls over accounting and financial reporting.

3)	The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and period-end close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure (i) proper cut-off of revenues and expenses and (ii) proper accounting for value added taxes.

This annual report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding management's assessment of the Company's internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Remediation Measures of Material Weaknesses

To remediate the material weaknesses described above in “Management’s Report on Internal Control over Financial Reporting”, our management has implemented, or plans to implement the measures described below under the supervision and guidance of our management to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to the following initiatives, which have been implemented, or are in the process of implementation as of the date of filing:

1)
We are in the process of employing one independent director who should be a financial expert with necessary accounting or related financial expertise to establish an effective Audit Committee, together with setting up the relevant procedures and working plans;

2)	We established an internal audit department and transferred further resources to this department;
3)	We are in the process of recruiting a qualified experienced internal auditor with the skills to oversee the internal audit activities;

4)	We are in the process of negotiating with a professional advisory firm in order to outsource part of our internal audit function;
5)	We plan to negotiate with a professional advisory firm on financial advisory services regarding PRC and US GAAP.
6)	We, in connection with the preparation of our annual report for 2007, implemented additional controls to accurately and consistently identify required adjustments through period-end account analysis and detailed reconciliation processes. We improved our closing process and we hired a US GAAP consultant firm on March 28, 2008 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure pursuant to SEC rules, which will enhance the supervisory control over financial statements GAAP conversion and financial reporting.
7)	We are in the process of developing comprehensive policies and procedures over revenue recognition, including requirement for documentation to recognize revenues under financial reporting standards and enhance the control processes surrounding the review and approval of revenue. We are also in the process of developing detailed policies and procedures regarding value added tax (VAT) processing to obtain appropriate supporting documents to properly recognize VAT deductions and maintaining appropriate records to support the VAT calculations.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Despite the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE ACT

Directors and Executive Officers

Set forth below is information regarding the Company’s directors and executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the board of directors.

Name	Age	Title
Chen Xing Hua	43	Chief Executive Officer and Director
Xu Hong Bin	42	President and Director
Ng Tak Kau	57	Chief Operating Officer
Hu Wen Ding	45	Interim Chief Financial Officer
Joseph Chan	41	Chief Financial Officer (resigned)
Charles Cheung Wai Bun	70	Independent Director
Liang Qiu Xia	50	Independent Director

Chen Xing Hua, age 43, has served as Chief Executive Officer and director of the Company since February 12, 2007. Mr. Chen is in charge of business development and overall operation of the company. Mr. Chen has over 20 years of experience in manufacturing and factory operation management. From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm’s strategic planning, operation and business development. From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984.

Xu Hong Bin, age 42, has served as a director of the Company since June 8, 2007 and as President of the Company since June 27, 2007. Mr. Xu graduated from Water Resource Institute of Qinghai Province in China in 1984. Mr. Xu has over ten years of experience in bottled water and bottled beverage marketing, plant operation, setup and management, and has extensive experience in and strong business connection with water and water resource industry in China. Mr. Xu founded and managed Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Ltd., Guangdong Taoda Drink Co. Ltd. and Shandong Olympic Forward Drink Co. Limited, four of the operating subsidiaries of the Company located in China. Prior to that, Mr. Xu served as a government official managing water resources in Qinghai Province from 1984 to 1990 and was the general manager of a transportation company from 1990 to 1996.

Ng Tak Kau, aged 57, is the Chief Operating Officer of the Company. He joined Zhanjiang Taoda Drink Co. Ltd, the first operating company of the Group, in 1996 and has been a core member of the management team since then. With over 12 years in the bottled water industry, he is conversant with the production and operation of bottled water. He has also demonstrated abilities in controlling production costs. Utilizing his extensive connections in the industry, he acts as a key person in building up the relationship with Coca-Cola.

Hu Wen Ding, age 45, is the interim Chief Financial Officer of the Company and has served as Financial Director of four of our China Water & Drinks subsidiaries since June 2005. Prior to that, he was a director of a financial consultant company which provided extensive accounting and taxation consultancy services to large corporations for many years. Mr. Hu has a Bachelor in Business Administration and has over 28 years of experience in financial management and accounting.

Joseph Chan, age 41, served as Chief Financial Officer of the Company between August and November 2007. Mr. Chan served as Senior Finance Manager since 2005 for Fortinet International Inc., a U.S.-based IT company with its headquarters located in Sunnyvale, California where he supervised the accounting and finance function for the Asia Pacific Region covering 11 countries. His duties included the preparation of consolidated financial statements under U.S. GAAP, cash flow management budgeting and costing, internal controls and Sarbanes-Oxley implementation and compliance. From 2002 to 2004, Mr. Chan served as Controller of Glory and Glory Global Ltd., an international trading company based in Hong Kong. From 1998-2002, Mr. Chan served as Controller for Exemplary Software Inc., a spin-off of Hewlett-Packard located in Cupertino, California, and for Eskay Corporation located in Salt Lake City, Utah, a subsidiary of the Daifuku Group, the second largest automation company in the world. He was responsible for implementing a new accounting system, developing financial plans, and overseeing the accounting function. Mr. Chan holds a Bachelors Degree and a Master Degree in Accountancy from Brigham Young University. He is a Certified Public Accountant and has been a member of American Institute of Certified Public Accountant (AICPA) since 1999.

Charles Cheung Wai Bun, age 70, has served as an independent director of the Company since August 1, 2007. Dr. Cheung is a Justice of the Peace, holds an honorary doctor's degree in business from John Dewey University, a master's degree in business administration and a Bachelor of Science degree from New York University. He has over 30 years of senior management level experience at companies in various industries including over 22 years’ experience in banking. He was the Group Chief Executive and Executive Deputy Chairman of Mission Hills Group, a Hong Kong-based company from October 1995 to May 2007. He is also an independent non-executive director and chairman of the audit committees of GEG, Shanghai Electric Group Company Limited, Pioneer Global Group Limited and Prime Investments Holdings Limited, which are companies listed on the Main Board of the Stock Exchange of Hong Kong Limited. Dr. Cheung is also a Senior Advisor to the Metropolitan Bank & Trust Company located in the Philippines. He was a former director and advisor of the Tung Wah Group of Hospitals and is a Vice Chairman of the Guangdong Province Golf Association. He received the Director of the Year Award (Listed Company — Non-Executive Director) from the Hong Kong Institute of Directors in 2002. He is also a Council Member of The Hong Kong Institute of Directors.

Liang Qiu Xia, age 50, has served as an independent director of the Company since May 1, 2007. Ms. Liang graduated from Shenzhen Adult Education Institute with a major in Accounting in 1984. Ms. Liang has over twenty years of experience in accounting and financial management. From 1996 to 2007, she was a section head of China Nonferrous Metals Financial Company Limited in Shenzhen and was responsible for management accounting, financial accounting and other accounting related duties. From 1992 to 1996, she was an accounting officer of Guangdong Silk Corporation Group. Ms. Liang is also a Certified Accounting Professional in China.

Alexander Long served as the Company’s President, Secretary/Treasurer, CEO and CFO from February 8, 2005 through February 12, 2007 and as a director of the Company from February 8, 2005 through May 8, 2007. Mr. Long resigned his position as a Board member in connection with our corporate reorganization.

The term of office of each director expires at the Company’s annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company’s officers and directors.

Mr. Charles Cheung Wai Bun and Ms. Liang Qiu Xia are both independent directors as defined under NASD Rule 4200(a)(5).

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing Except as set forth in our discussion below in “Transaction with Related Persons, Promoters and Certain Control Persons; Corporate Governance,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2006 and 2007.

Code of Ethics

We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors, attached hereto as Exhibit 3.6

Board Composition and Meetings of the Board of Directors

The Board of Directors is currently composed of four members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2006, our Board of Directors met in person 5 times and acted by unanimous written consent 0 times. Through December 31, 2007, our Board of Directors met in person 4 times and acted by written consent 4 times.

Committees

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function, although we may form such committees in the near future.

Audit Committee and Audit Committee Financial Expert

We have an audit committee, which does not consist of an audit committee financial expert. Our entire board of directors, which currently consists of Chen Xing Hua, Xu Hong Bin, Liang Qiu Xia and Charles Cheung Wai Bun, among them, Mr Charles Cheung and Ms. Liang are members of an audit committee and Mr. Charles Cheung serves as Chairman of the audit committee. We are now in the process of recruiting and selecting a qualified independent financial expert that is qualified as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and an “audit committee financial expert” as defined by the rules and regulations of the SEC. Before retaining any such expert, our board would make a determination as to whether such person is independent and qualifies as the financial expert.

Independent Directors

Our Board of Directors is currently composed of 4 members, Chen Xing Hua, Xu Hong Bin, Liang Qiu Xia and Charles Cheung Wai Bun.  Mr. Charles Cheung Wai Bun and Ms. Liang Qiu Xia serve on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.”

Policy Regarding Board Attendance.

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

The Company has a process for shareholders who wish to communicate with the Board of Directors. Shareholders who wish to communicate with the Board may write to it at the Company’s address given above. These communications will be reviewed by one or more employees of the Company designated by the Board, who will determine whether they should be presented to the Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors.

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xu, Hong Bin (President and Director)	2007 2006 2005	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —

Chen, Xing Hua (CEO and Director)	2007 2006 2005	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Ng Tak Kau (COO)	2007 2006 2005	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Hu, Wen Ding (Interim CFO)	2007 2006 2005	9,846 — —	— — —	— — —	— — —	— — —	— — —	— — —	9,846 — —
Cheung Wai Bun Charles (Independence Director)	2007 2006 2005	6,649 — —	— — —	— — —	— — —	— — —	— — —	— — —	6,649 — —
Liang, Qiu Xia (Director)	2007 2006 2005	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Chan Wai Yee, Joseph (CFO, resigned )	2007 2006 2005	22,935 — —	— — —	— — —	— — —	— — —	— — —	— — —	22,935 — —

The Company is not currently compensating any of its officers for serving as such other than as described above. The Company and Mr. Joseph Chan, its Chief Financial Officer entered into a letter agreement dated July 20, 2007 whereby Mr. Chan was to receive a base salary of $8,974 per month (equivalent to HKD 70,000) with an annual bonus equal to one month’s salary to be paid upon completion of one year of service. Mr Chan left the Company on November 13, 2007.

The Company and Mr. Hu Wen Ding, its Interim Chief Financial Officer entered into a letter agreement dated November 14, 2007 whereby Mr. Hu will receive a base salary of $6,564 per month (equivalent to RMB 50,000) with an annual bonus equal to one month’s salary to be paid upon completion of one year of service.

Director Compensation

The Company has not paid its directors any compensation in the Company’s last two completed fiscal years and is not currently compensating any of its directors for serving as such, except that pursuant to the terms of an independent director agreement with Dr. Charles Cheung Wai Bun dated July 24, 2007, the Company has agreed to pay Dr. Cheung $1,282 per month (equivalent to HKD 10,000) with an additional payment of $385 (equivalent to HKD 3,000) for each meeting of the Audit Committee held. Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee. All decisions regarding compensation are determined by our full Board of Directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Employment Contracts

We have entered into an employment agreement with Joseph Chan, our Chief Financial Officer whereby Mr. Chan will receive a base salary of $8,974 per month (equivalent to HKD 70,000) with an annual bonus equal to one month’s salary to be paid upon completion of one year of service.

The Company and Mr. Hu Wen Ding, its Interim Chief Financial Officer entered into a letter agreement dated November 14, 2007 whereby Mr. Hu will receive a base salary of $6,564 per month (equivalent to RMB 50,000) with an annual bonus equal to one month’s salary to be paid upon completion of one year of service.

We have entered into an independent director agreement with Dr. Charles Cheung Wai Bun dated July 24, 2007 pursuant to which we have agreed to pay Dr. Cheung $1,282 per month (equivalent to HKD 10,000) with an additional payment of $385 (equivalent to HKD 3,000) for each meeting of the Audit Committee held.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Limitation of Liability and Indemnification

Indemnification Our directors and officers are indemnified as provided by our articles of incorporation, our bylaws and the Nevada Revised Statutes. Article 12 of our articles of incorporation provides for the indemnification of our directors, officers, employees and agents for expenses incurred in connection with the defense of actions, suits or proceedings to the fullest extent permitted by Nevada law. Our bylaws and Nevada laws permit us to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit or proceeding if he has exercised his powers in good faith and with a view to the interests of the corporation; or acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amount paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that, in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

Limitation of Liability. Our articles of incorporation limit the liability of our directors and officers under certain circumstances. Article 13 of our articles of incorporation provides that no director or officer of the company will be liable to the company or to the stockholders for damages for any breach of fiduciary duty; provided, however, that a director or officer will be liable for damages which result from any of the following: Acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or the payment of any improper dividend or distribution.

We believe that the indemnity and limitation of liability provisions contained in our bylaws and in our certificate of incorporation are necessary to attract and retain qualified persons for those positions. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, both of which are likely to materially reduce the market and price for our shares.

Background and Compensation Philosophy

We currently have four named executive officers, our President, CEO, COO and interim CFO, Mr. Xu Hong Bin our President and the beneficial owner of 38.09% of our stock, Mr. Chen Xin Hua, our Chief Executive Officer and the beneficial owner of 12.91% of our stock, Mr Ng Tak Kau, our Chief Operating Officer, and Mr Hu Wen Ding, our interim Chief Financial Officer. Our Board of Directors, on which Mr. Xu Hong Bin and Mr. Chen Xin Hua serve, has historically determined the compensation to be paid to Mr Hu Wen Ding based on our financial and operating performance and prospects, and the level of compensation paid to similarly situated executives in comparably sized companies.

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers.

As our executive leadership and Board of Directors grows, our Board of Directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs, but we have no current plans to establish a compensation committee.

Elements of Compensation

Some of our executive officers receive a base salary to compensate them for services rendered during the year. Our policy of compensating our certain executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits for the Company to continue to be successful.

Base Salary. The base salary of Hu Wen Ding was $9,846 (RMB75,000) for 2007. The value of base salary reflects his skill set and the market value of that skill set in the sole discretion of the Board of Directors.

Discretionary Bonus. Historically, we do not pay bonus compensation. We may pay bonuses in the future on an ad hoc basis to recognize superior performance by executive officers as determined in the sole discretion of the Board of Directors.

Equity Incentives. The Company and its subsidiaries have not established an equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Board of Directors determines that it is in the best interest of the Company and its stockholders to do so.

Retirement Benefits. Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive's compensation.

Deferred Compensation. We do not provide our executives the opportunity to defer receipt of annual compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Option Grants In the Last Fiscal Year

We did not grant any options to our executive officers in fiscal years 2006 or 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of common stock as of December 31, 2007 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock based on such person's public filings with the SEC, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. As of April 28, 2008 there were 94,521,394 shares of issued and outstanding common stock of the Company.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of August, 2007, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Fully Diluted Shares Outstanding

Hong Bin, Xu, President and Director 17, J Avenue Yijing Garden, Aiguo Road, Louhu District, Shenzhen City, PRC	36,000,000	38.09%
Xing Hua, Chen, Chief Executive Officer and Director Hua Qiao City, Jin Xiu Apartments #202, Nan Shan District, Shen Zhen, China 518000	12,200,000	12.91%
Joseph Chan, Chief Financial Officer 17, J Avenue Yijing Garden, Aiguo Road, Louhu District, Shenzhen City, PRC	0	*
Charles Cheung Wai Bun, Independent Director A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	0	*
Qiu Xia, Liang, Independent Director Luo Hu Area, Lian Tang, Xian Tai Road, Hui Lai Ya Ju, Block 1 #602, Shen Zhen, China 518000	0	*
Tak Kau, Ng, Chief Operating Officer Zhong San 7th Road, Xi Meng Square, Block 2 #1506, Guang Zhou, China 510000	6,000,000	6.35%
Pinnacle China Fund, L.P. (2) 4965 Preston Park Blvd., Ste. 240 Plano, TX 75093	8,955,224	9.47%
The Pinnacle Fund, L.P. (3) 4965 Preston Park Blvd., Ste. 240 Plano, TX 75093	8,955,224	9.47%
Sze Tang Li Flat G, 8/FL Tower 3 The Waterfront 1 Austin Rd West TST Hong Kong (4)	8,453,224	8,94%
Total Held by Directors and Executive Officers (five individuals)	48,200,000	50.99%

* Less than 5%.

(1) Unless otherwise noted, the Registrant believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within sixty (60) days of the date indicated above, have been exercised. To date, other than as issued in connection with the Share Sale, the Registrant has not granted any options, warrants or any other form of securities convertible into its common stock.

(2) Mr. Barry M. Kitt, the Manager of Kitt China Management, LLC, the Manager of Pinnacle China Management, L.L.C., the General Partner of Pinnacle China Advisors, L.P., the General Partner of Pinnacle China Fund, L.P., has dispositive and voting power over the shares.

(3) Mr. Barry M. Kitt, the Sole Member, Pinnacle Fund Management, L.L.C., the General Partner of Pinnacle Advisers, L.P., the General Partner of Pinnacle Fund, L.P., has dispositive and voting power over the shares.

(4) Of the 8453,224 shares beneficially owned by Sze Tang Li, (i) 2,576,000 of such shares are held by IPacific Asset Management Limited, of which Mr Li is the sole owner, (ii) 2,422,000 of such shares are held by IBroader Development Limited, of which Mr Li is the sole owner, (iii) 1,000,000 of such shares are held by Lap Woon Wong, the wife of Mr Li, (iv) 1,000,000 of such shares are held by Mr Li himself. In connection with the Securities Purchase Agreement dated May 31, 2007 as described in page 8 of this 10-K, the Company issued warrants for 1,455,224 shares of its Common Stock to First Asia Finance Group Limited in connection with the Securities Purchase Agreement, of which Mr. Li is the sole owner.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The related party transactions subject to disclosures are as follows:

(i) The Company entered into the Amended Share Exchange Agreement with Gain Dynasty and Mr. Xu Hong Bin, its current President and director, as described elsewhere in this Form 10-K,

(ii) The Company entered into the Make Good Escrow Agreement with the Pinnacle Fund, Loeb & Loeb LLP, as escrow agent and Mr. Xu Hong Bin, its current President and director, as described elsewhere in this Form 10-K,

(iii) The Company has made certain compensation arrangements with certain of our officers and directors, as described in “Executive Compensation.” During the fourth quarter ending December 31, 2007, Mr. Xu Hong Bin, the Company’s current President and director, and Mr. Wu Daqui, the Company’s former director entered into certain Deeds of Waiver with the Company, pursuant to which, Mr. Xu and Mr. Wu irrecoverably and unconditionally released the Company from its obligations of certain reimburse payments owed to them in amounts of $2,950,038 and $3,526,859, respectively.

(iv) At December 31, 2007, Shenzhen Ruishi Investment Holdings (“Shenzhen Ruishi”), of which Mr. Xu Hong Bin, the Company’s President and Director, holds a direct and indirect role as its legal representative for local registration purposes, made a deposit in the Company’s account in an amount of $144,000 in connection with Shenzhen Ruishi’s pursuit of a specified business acquisition. Subsequent to December 31, 2007, this plan was abandoned and the Company repaid the amount to this related party.

(v) During the year ended December 31, 2007, the Company paid amounts to Shenzhen Nanbeixing Trading Limited (“Shenzhen Nanbeixing”), of which Mr. Xu Hong Bin, the Company’s President and Director, holds a direct and indirect role as its legal representative for local registration purposes, in order to purchase materials to be used in the Company’s water bottle production activities. The Company subsequently determined that the materials were of inferior quality and returned them to Shenzhen Nanbeixing. At December 31, 2007, included in due from Shenzhen Nanbeixing is $5,255,165, for the returned materials. The refund was received by the Company subsequent to year-end.

(vi) The Company has entered into an informal agreement with China Bottles to provide working capital support in the form of notes payable by China Bottles to the Company. The notes yield interest to the Company at an annual interest rate equal to the market rate, mature six months after August 31, 2007 and are payable upon demand before maturity. The Hong Kong one-month risk-free market rate was approximately 3.5%; financial institutions typically charge 2-3% in addition to the base market rate. Accordingly, the interest rate was set at 6%. At December 31, 2007, the Company has included in Due from related companies $3,414,000 of notes receivable from China Bottles. The Company expects to receive full repayment from China Bottles during 2008.

(vii) First Asia Finance Group Limited (“First Asia”) served as co-placement agent in connection with the Company’s June 2007 $30,000,000 private placement of Series A Preferred Stock. First Asia received a fee of $1,950,000 in consideration for its placement agent services in that transaction. Sze Tang Li is the controlling shareholder of, as well as an officer of, First Asia.

Other than the foregoing, there have been no transactions since January 1, 2007 or any currently proposed transaction, or series of transactions, to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest other than as disclosed below.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors to include independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years. Except as set forth in our discussion above, none of our di rectors, director nominees or executive officers has been involved in any transactions with us or any of our&am p;am p;#1 60;directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules a nd regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Madsen & Associates CPA Inc., or Madsen, for the audit of the Company's annual financial statements for the year ended December 31, 2006 and fees billed for other services rendered by them during this period, and fees for professional audit services rendered by GPH Horwarth P.C., or Horwath, for the audit of the Company's annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by them during this year.

	Fiscal 2007	Fiscal 2006
Audit fees (1)	$42,871	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$42,871	$-

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Our Board of Directors has not adopted a policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Amended and Restated Agreement for Share Exchange dated as of May 11, 2007 (1)

2.2	Agreement and Plan of Merger dated May 17, 2007 (2)

2.3
Stock Purchase Agreement dated as of June 15, 2007 by and among China Water and Drinks Inc., Fine Lake International Limited and Peter Ng and Connie Leung, the shareholders of Pilpol (HK) Biological Limited (3)

2.4	Amendment No. 1 to Stock Purchase Agreement dated as of June 15, 2007(8)

2.5
Stock Purchase Agreement dated August 24, 2007, by and among China Water and Drinks Inc, Pilpol (HK) Biological Limited, a Hong Kong corporation (“Pilpol”), and Haoyang Bian, the sole shareholder of Shen Yang Aixin Industry Company Limited. (9)

2.6	Stock Purchase Agreement dated August 31, 2007 by and among China Water and Drinks Inc, Cai Yingren and Wu Wen, each being shareholders of Hutton Holdings Corporation.(10)

3.1	Articles of Incorporation (4)

3.2	Certificate of Amendment to the Articles of Incorporation (5)

3.3	By-laws of the Company (4)

3.4	Amendment to By-laws of the Company (6)

3.5	Certificate of Designation for Series A Preferred Stock (7)

3.6	Code of Ethics

10.1	Form of Securities Purchase Agreement dated as of May 31, 2007 (7)

10.2	Form of Registration Rights Agreement dated as of May 31, 2007 (7)

10.3	Lock Up Agreement dated as of May 31, 2007 (7)

10.4	Make Good Escrow Agreement dated as of May 16, 2007 (7)

10.5	Stock Pledge Agreement dated as of May 31, 2007 (7)

10.6	Securities Purchase Agreement, dated January 26, 2008 (14)

10.7	Form of 5% Secured Convertible Note, dated January 29, 2008 (14)

10.8	Escrow Agreement, dated January 24, 2008 (14)

10.9	Registration Rights Agreement, dated January 24, 2008 (14)

10.10	Stock Pledge Agreement, dated January 29, 2008 (15)

10.11	Charge Over Shares of Gain Dynasty Investments Limited dated January 25, 2008 (15)

10.12	Charge Over Shares of Fine Lake International Limited, dated January 25, 2008 (15)

10.13	Share Charge Over Shares of Pilpol (HK) Biological Limited, dated January 29, 2008 (15)

10.14	Share Charge Over Shares of Olympic Forward Trading Company dated January 29, 2008 (15)

10.15	Deed of Amendment Regarding Shares of Gain Dynasty Investments Limited dated March 31, 2008 (16)

10.16	Deed of Amendment Regarding Shares of Fine Lake International Limited, dated March 31, 2008 (16)

10.17	Memorandum of Partial Release Regarding Shares of Gain Dynasty Investments Limited dated March 31, 2008 (16)

10.18	Memorandum of Partial Release Regarding Shares of Fine Lake International Limited, dated March 31, 2008 (16)

10.19	Equity Pledge Agreement between Olympic Forward Trading Ltd. and Gain Dynasty Investments Limited, dated March 31, 2008 (16)

10.20	Equity Pledge Agreement between Pilpol (HK) Biological Limited and Fine Lake International Limited, dated March 31, 2008 (16)

10.21	Amendment No. 1 to 5% Secured Convertible Note Due January 29, 2011, dated as of April 1, 2008 (16)

10.22	Letter Agreement dated March 31, 2008 Amending Securities Purchase Agreement dated as of January 24, 2008. (16)

10.23	Processing Agreement between Jilin COFCO Coca-Cola Beverages Co. Ltd.and Changchun Taodai Beverage Co. Ltd., dated September 1, 2005.*

10.24	Processing Agreement between Guangdong Taigu Coca-Cola Beverages Co. Ltd.and Guangdong Taoda Beverage Co. Ltd., dated January 1, 2008.*

10.25	Processing Agreement between Nanning Coca-Cola Beverages Co. Ltd. and Nanning Taoda Beverage Co. Ltd., dated January 1, 2006.*

20.1	Optional form for registration of securities to be sold to the public by small business issuers (11)

20.2	Amendment No. 1 to Stock Purchase Agreement dated as of June 15, 2007 (12)

24	Power of Attorney *

31.1	Certification of Chen Xin Hua pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Hu Wen Ding pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

** To be filed by amendment.

(1)	Incorporated by reference herein to the Report on Form 8-K dated May 11, 2007.

(2)	Incorporated by reference herein to the Report on Form 8-K dated May 17, 2007.

(3)	Incorporated by reference herein to the Report on Form 8-K dated June 21, 2007.

(4)	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed on January 19, 2007.

(5)	Incorporated by reference herein to the Company’s information statement on Schedule 14C filed on June 19, 2007.

(6)	Incorporated by reference herein to the Report on Form 8-K dated May 22, 2007.

(7)	Incorporated by reference herein to the Report on Form 8-K dated June 5, 2007.

(8)	Incorporated by reference herein to the Report on Form 8-K dated August 15, 2007.

(9)	Incorporated by reference herein to the Report on Form 8-K dated August 24, 2007

(10)	Incorporated by reference herein to the Report on Form 8-K dated August 31, 2007

(11)	Incorporated by reference herein to the Company’s Form SB-2 Optional form for registration of securities filed on September 14, 2007.

(12)	Incorporated by reference herein to the Report on Form 8-K/A dated December 31, 2007

(13)	Incorporated by reference herein to the Report on Form 8-K dated December 31, 2007

(14)	Incorporated by reference herein to the Report on Form 8-K dated January 24, 2008

(15)	Incorporated by reference herein to the Report on Form 8-K/A dated January 30, 2008

(16)	Incorporated by reference herein to the Report on Form 8-K dated April 15, 2008

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA WATER AND DRINKS INC.

Date:____, 2008	By:	/s/ Chen Xing Hua
Chen Xing Hua
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Chen Xing Hua	Chief Executive Officer, President and Director
Chen Xing Hua	(Principal Executive Officer)

/s/ Hu Wen Ding	Interim Chief Financial Officer and Treasurer
Hu Wen Ding	(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chen Xing Hua as his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons and in the capacities and on the dates indicated.

Dated: May 1, 2008	By:	/s/ Liang Qiu Xia
Name: Liang Qiu Xia Title: Independent Director

Dated: May 1, 2008	By:	/s/ Xu Hong Bin
Name: Xu Hong Bin Title: President

Dated: May 1, 2008	By:	/s/ Charles Cheung Wai Bun
Name: Charles Cheung Wai Bun Title: Independent Director and Chairman of Audit Committee

CHINA WATER & DRINKS INC.
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2 to F-4

Consolidated Balance Sheets	F-5

Consolidated Statements of Operations and Comprehensive Income	F-6

Consolidated Statement of Cash Flows	F-7

Consolidated Statement of Stockholders’ Equity	F-8

Notes to the Consolidated Financial Statements	F-9 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders China Water & Drinks Inc.

We have audited the consolidated balance sheet of China Water & Drinks Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of China Bottles, Inc., the Company’s unconsolidated equity investee, which statements constitute 27% and 9% of total consolidated assets and net income, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for China Bottles, Inc, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Water & Drinks Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
April 29, 2008

Board of Directors
China Bottles, Inc. and Subsidiaries
(Formerly Hutton Holdings Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Bottles, Inc. and Subsidiaries (Formerly Hutton Holdings Corporation) as of December 31, 2007 and 2006 and the consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 12, 2008
Salt Lake City, Utah

Board of Directors
Olympic Forward Trading Company, Limited
Hong Kong, HK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Olympic Forward Trading Company, Limited as of December 31, 2006 and 2005 and the related statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As noted in Note 3 to the financial statements, the Company has restated its financial statements as of December 31, 2006 and for the year then ended to correct an accounting error relating to the value-added (VAT) tax liabilities.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Olympic Forward Trading Company, Limited as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
May 26, 2007, except for the restatement adjustment as outlined in Note 3 which is dated April 28, 2008

Salt Lake City, Utah

CHINA WATER & DRINKS INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2007	2006 (as restated)
ASSETS
Current Assets
Cash and cash equivalents	$10,868	$1,836
Accounts receivable, net of allowance of $22 and $274 at December
31, 2007 and 2006 respectively	18,841	6,990
Due from related companies	8,697	-
Inventories, net	1,406	5,260
Prepaid expenses	6,083	4,242
Other receivables	7,523	58
Total current assets	53,418	18,386
Property, plant and equipment, net	8,102	4,029
Other assets	7	54
Deposits	2,748	-
Investment in unconsolidated equity investee	27,224	-
Due from directors	-	3,593
Intangible assets, net	2,074	-
Goodwill	5,721	-
TOTAL ASSETS	$99,294	$26,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,856	$3,094
Deferred revenues	3,550	2,640
Accrued expenses	922	1,327
Acquisition consideration payable	6,393	-
Current portion of line of credit	82	-
Current portion of long term debt	31	29
Value added taxes payable	5,762	4,820
Income taxes payable	320	-
Due to related companies	144	-
Due to directors	-	7,433
Total current liabilities	21,060	19,343
Long-term portion of line of credit	136	-
Long-term debt, less current portion	131	163
TOTAL LIABILITIES	21,327	19,506
Minority interests	517	-
Stockholders' Equity
Preferred stock (10,000,000 and 5,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, $0.001 par value, no shares outstanding at December 31, 2007 and 2006, respectively)
Common stock (par value $0.001, 150,000,000 and 70,000,000	95	60
shares authorized; 94,521,393 and 59,872,000 shares issued
and outstanding at December 31, 2007 and 2006, respectively)
Additional paid-in capital	49,933	(58)
Retained earnings	25,613	6,261
Accumulated other comprehensive income	1,809	293
TOTAL STOCKHOLDERS' EQUITY	77,450	6,556
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,294	$26,062

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER & DRINKS INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	For Years Ended December 31,
		2006
	2007	(as restated)	2005
Revenue	$56,773	$35,700	$27,680
Cost of goods sold	(37,342)	(26,621)	(19,666)
Gross profit	19,431	9,079	8,014
Operating expenses:
Selling and marketing expenses	(64)	(178)	-
General and administrative expenses	(1,874)	(2,923)	(1,045)
Total operating expenses	(1,938)	(3,101)	(1,045)
Income from operations	17,493	5,978	6,969
Other income	541	285	-
Minority interest	(76)	-	-
Income from equity investment	1,797	-	-
Income before income taxes	19,755	6,263	6,969
Provision for income taxes	(307)	-	-
Net income	19,448	6,263	6,969
Foreign currency translation gain	1,516	48	245
Comprehensive income	$20,964	$6,311	$7,214
Net earnings per share:
Basic	$0.25	$0.10	$0.12
Diluted	$0.24	$0.10	$0.12
Weighted average number of shares outstanding:
Basic	77,196	59,872	59,872
Diluted	80,896	59,872	59,872

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER & DRINKS INC.
Consolidated Balance Sheets Statement of Cash Flows
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
		(As restated)
Cash flows from operating activities
Net income	$19,448	$6,263	$6,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	921	307	396
Increase in obsolescense reserves for inventories	311	-	-
Reduction in provision for doubtful accounts	(252)	-	-
Income from equity method investment	(1,797)	-	-
Income for minority interest shareholders in subsidiary	76	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,960)	(3,135)	(1,694)
Due from related company	(8,697)	-	-
Inventories	4,579	(2,046)	(1,845)
Prepaid expenses and other receivables	(7,910)	137	(3,014)
Other assets	46	11	(63)
Due from director	4,068	(3,593)	-
Deferred revenues and accrued expenses	(180)	1,412	1,049
Other taxes payable	(1,099)	4,792	41
Accounts payable	(726)	1,849	(124)
Due to director	-	4,589	700

Net cash provided by operating activities	828	10,586	2,415

Cash flows from investing activities
Purchases of property and equipment	(1,140)	(150)	(1,665)
Deposit	(2,748)
Pilpol Acquisition, net of cash acquired of $1,416	(3,917)	-	-
Aixin Acquisition, net of cash acquired of $68	(992)	-	-
Hutton acquisition	(9,000)	-	-
Other	-	(50)	(150)

Net cash (used in) investing activities	(17,797)	(200)	(1,815)

Cash flows from financing activities
Increase in line of credit	82	-	-
Payments on long-term debt agreements	(84)	(28)	(27)
Proceeds from issuance of Series A preferred stock, net of offering costs	26,354	-	-
Due to shareholders	(331)
Dividend paid	-	(9,893)	-

Net cash provided by / (used in) financing activities	26,021	(9,921)	(27)

Net increase in cash and cash equivalents	9,052	465	573

Cash and cash equivalents at beginning of period	1,836	1,371	798
Effect of change in foreign exchange rate on cash and cash equivalents	(20)	-	-

Cash and cash equivalents at end of period	10,868	1,836	1,371

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$10	$-
Non-cash investing and financing activities:
Payable (in common stock) to Pilpol former-owners for acquisition	$5,333	$-	$-
Payable to Shenyang owners for 66.67% acquisition	$1,060	$-	$-
Common stock issued to Hutton owners for acquisition	$16,427	$-	$-
Transfer of Due to Directors into additional paid in capital	$7,172	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER & DRINKS INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained (Deficit)/ Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	No. of Shares	Amount	No. of Shares	Amount	Amount	Amount	Amount	Amount

As at January 1, 2005	-	$-	59,872	$60	$(58)	$2,922	$-	$2,924

Net income	-	-	-	-	-	6,969	-	6,969
Foreign currency translation adjustment	-	-	-	-	-	-	245	245
Dividends paid to shareholder	-	-	-	-	-	-	-	-
Issuance of common stock and recapitalization in reverse acquisition transaction	-	-	-	-	-	-	-	-
As at December 31, 2005	-	-	59,872	60	(58)	9,891	245	10,138

Net income (as restated)	-	-	-	-	-	6,263	-	6,263
Foreign currency translation adjustment	-	-	-	-	-	-	48	48
Dividends paid to shareholder	-	-	-	-	-	(9,893)	-	(9,893)

As at December 31, 2006 (as restated)	-	-	59,872	60	(58)	6,261	293	6,556

Net income	-	-	-	-	-	19,448	-	19,448
Foreign currency translation adjustment	-	-	-	-	-	-	1,516	1,516
Contribution to Additional Paid-In Capital by Directors	-	-	-	-	7,172	-	-	7,172
Sale of Series A convertible preferred stock, net offering costs	4,478	4	-	-	26,354	-	-	26,358
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(4,478)	(4)	22,388	22	(18)	-	-	-
Issuance of common stock in connection with the 48% acquisition of China Bottles, Inc.	-	-	2,133	2	16,424	-	-	16,426
Acquisition of UGODS			10,128	11	59	(96)		(26)
As at December 31, 2007	-	$-	94,521	$95	$49,933	$25,613	$1,809	$77,450

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE 1 - Organization, Description of Business and Reverse Merger

Organization and Description of Business

China Water and Drinks Inc. and subsidiaries (formerly UGODS, Inc.) (The Company), a Nevada Corporation, is engaged in the manufacture of bottled water products and operates bottled water production plants in five provinces in the People’s Republic of China (“PRC” or “China”) - Guangdong, Jilin, Shandong, Guangxi and Liaoning. The Company produces and markets bottled water products under the brand name “Darcunk” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. The Company operates in one reportable segment in China.

Reverse Merger

Effective May 30, 2007, Gain Dynasty Investments Limited (“Gain Dynasty”), a China Corporation, completed a reverse merger transaction (“the Acquisition”) with UGODS, Inc., a public shell in which Gain Dynasty, merged with and into UGODS, Inc. and UGODS, Inc. acquired all the outstanding common stock of Gain Dynasty from Mr. Xu Hong Bin for 59,872,000 shares of the Company’s common stock. For accounting purposes, Gain Dynasty is considered the accounting acquirer. Accordingly, the reverse merger was accounted for as a recapitalization of Gain Dynasty in which the assets and liabilities of the Company have been recorded using Gain Dynasty’s historical values, and the shareholders of Gain Dynasty received approximately 86% of the post-acquisition common stock of UGODS, Inc. In addition, the historical shareholders equity of Gain Dynasty prior to the Acquisition has been retroactively restated (recapitalization) for the equivalent number of shares received in the Acquisition. The restated consolidated retained earnings of Gain Dynasty have been carried forward after the Acquisition.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, and include the results of China Water & Drinks Inc., its wholly-owned subsidiaries, Gain Dynasty Investments Ltd. and its wholly-owned subsidiaries, Olympic Forward Trading Co Ltd., Guangdong Taoda Drink Co Ltd., Zhanjiang Taoda Drink Co Ltd., Changchun Taoda Beverage Co Ltd., Shandong Olympic Forward Drink Co Ltd; Fine Lake International Ltd. (“Fine Lake”) and its wholly-owned subsidiary, Pilpol (HK) Biological Ltd. (“Pilpol”) and its wholly-owned subsidiary, Nanning Taoda Drink Co Ltd. (“Nanning”) and its 66.67% owned subsidiary, Shen Yang Aixin Industry Co Ltd. (“Shenyang”). All significant inter-company transactions have been eliminated in consolidation.

Equity method investments

Investee entities in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

The Company holds a 48% equity investment in China Bottles, Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) (Note 6).

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Economic and Political Risk

The Company’s business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China’s political, economic and legal environments may influence the Company’s business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, contingencies and litigation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company's consolidated financial statements.

Foreign Currency Translation
         The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The functional currency of the Company’s BVI and Hong Kong subsidiaries is the Hong Kong Dollar (“HKD”). The Company’s PRC, BVI and Hong Kong subsidiaries’ financial statements are maintained in their functional currency Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

In connection with the Acquisition, the Company adopted the United States dollar as its reporting currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 "Foreign Currency Translation," the financial statements of the Company's foreign subsidiaries are translated into United States Dollars (“USD”) using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Amounts classified in stockholders’ equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Translation rates applied are as follows:

	December 31,
	2007	2006	2005
Year end RMB : USD exchange rate	7.314	7.807	8.070
Year Average RMB : USD exchange rate	7.617	7.939	8.201

Year end HKD : USD exchange rate	7.805	7.800	7.800
Year Average HKD : USD exchange rate	7.803	7.800	7.800

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Subsequent to December 31, 2007, the RMB foreign exchange rates continued to experience a notable rise against the USD. During the first quarter of 2008, the RMB : USD ratio ranged from a high of 7.314 to a low of 6.994, closing at 7.022 at March 31, 2008 with an average of 7.176.

Concentrations of Customer and Supplier Risk

None of the Company’s customers comprise 10% or more of accounts receivable at December 31, 2007 and 2006, respectively.

Four customers comprised 20%, 13%, 12% and 11% of revenues for the year ended December 31, 2007. Four customers comprised 15%, 13% and 13% of revenues for the year ended December 31, 2006. Four customers comprised 20%, 15%, 11% and 11% of revenues for the year ended December 31, 2005.

The Company purchased 27% of raw materials from 3 vendors, 16% from 2 vendors and 34% from 2 vendors for the years ending December 31, 2007, 2006 and 2005 respectively. The company believes that alternative vendors could be secured without interruption to operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in China and Hong Kong, with significant balances maintained in RMB. Balances at financial institutions or PRC state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal.

Accounts Receivable, net

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts to reflect the expected uncollectibility of trade receivables based on the Company’s historical experience and the customer’s current ability to pay its obligation to the Company. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when they become uncollectible and payments subsequently received on such receivables are credited against the provision for bad debts.

Inventories, net

Inventories consist of raw materials to produce plastic bottles, caps and labels and are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average cost method. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of December 31, 2007 and 2006, management determined that the amount charged to allowance for obsolescence is $311,000 and 0 respectively.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of such assets are included in the statements of operations.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Depreciation is computed using the following estimated useful lives:

Buildings	20-25 years
Motor vehicles	5-10 years
Office equipment	5-10 years
Machinery and equipment	3-15 years

Goodwill and Intangible Assets, net

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No.142 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions (Note 8). SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates one reporting unit. Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2007.

The Company’s amortizable intangible assets include customer relationships acquired in business acquisitions (Note 8). These costs are being amortized using the straight-line method over their estimated useful life of seven years.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company determined that there was no impairment of long-lived assets as of December 31, 2007 and 2006.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. In assessing the impact of FIN 48, the Company evaluated its methodologies in calculating corporate income tax.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the years ended December 31, 2007, 2006 and 2005.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. Very few of the Company’s employees qualify under the national retirement system. The Company provides no other retirement benefits to its employees. The Company recorded $31,000, $12,000 and $5,000 of retirement benefits expense for the years ended December 31, 2007, 2006 and 2005, respectively. No accruals were necessary at December 31, 2007 and 2006.

Acquisition Consideration Payable

Acquisition Consideration Payable consists of stock subscription payable in the form of the Company’s common stock in connection with the Company’s 2007 acquisition of Pilpol (Note 8). The Company applied SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), when determining the classification of the stock subscriptions. While the stock subscriptions provide an obligation to issue a variable number of shares, they are classified as liabilities since a fixed monetary amount is known at inception. As of December 31, 2007, the shares have not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $5.3 million as acquisition consideration payable at December 31, 2007. Based on the quoted market price of the Company’s common stock of $11.73 at December 31, 2007, an equivalent of 454,605 shares, are to be issued and these shares are included in diluted earnings per share on the “as if-converted” basis.

Acquisition consideration payable also includes a payable of $1,060,000 in cash in connection with the Company’s 2007 acquisition of Shenyang (Note 8).

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred, price is fixed and determinable, collection is reasonably assured.

Taxes Collected From Customers and Remitted to Governmental Authorities

Revenues are recorded net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling Costs

     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouse to the customer locations are reflected in selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $30,000, $153,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Earnings Per Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”).  The Company’s common equivalent shares also result from contingently issuable shares. In such case, not all of the necessary conditions have been satisfied by the end of the period, the number of contingently issuable shares that would be issued if the contingency was passed should be included in diluted EPS. Where the total aggregate amount is stated but the number of shares is not specified, the Company will use the current period end market price to calculate the equivalent shares. Common equivalent share are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.  Inherently, stock warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock warrants.

At December 31, 2007, the Company’s dilutive securities include warrants exercisable for common stock, contingently issuable common stock and as-if conversion of preferred stock. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share is presented below.

	2007	2006 As restated	2005
	(In thousands, except per share data)
Basic net earnings per share:
Net income	$19,448	$6,263	$6,969
Weighted average common shares outstanding	77,196	59,872	59,872
Basic net income per share	$0.25	$0.10	$0.12

Diluted net income per share:
Net income	$19,448	$6,263	$6,969
Weighted average common shares outstanding	77,196	59,872	59,872
Effect of dilutive warrants	1,041	-	-
Effect of stock subscription payable	205	-	-
Effect of as-if conversion of preferred stock prior to actual conversion	2,454	-	-
Weighted average common and potential common shares outstanding	80,896	59,872	59,872
Diluted net income per share	$0.24	$0.10	$0.12

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, customer deposits and other payables approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. It is currently not practicable to estimate the fair value of other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, and is effective for fiscal year beginning after November 15, 2007 for financial assets and liabilities. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is not permitted. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

NOTE 3 - Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company determined that the financial statements required restatement to correct the accounting for value-added tax (VAT) liabilities. The restatement resulted from a detailed analysis of the Company’s VAT accounts which disclosed errors in the recording of VAT deductions as well as VAT liabilities. An adjustment was recorded to increase liabilities and cost of goods sold by $2.6 million as of and for the year ended December 31, 2006.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

A summary of the effects of the restatement are as follows (in thousands, except per share amounts):

	December 31, 2006
	As Previously
	Reported	As Restated
VAT liability	$2,268	$4,820
Cost of goods sold	$24,069	$26,621
Gross profit	$11,631	$9,079
Net income	$8,815	$6,263
Earnings per share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

NOTE 4 - Accounts receivable

	December 31, 2007	December 31, 2006
Accounts receivable, gross	$18,863	$7,264
Allowance, beginning of year	(274)	-
Net amount charged to expenses	252	(274)
Allowance, end of year	(22)	(274)
Accounts receivable, net	$18,841	$6,990

NOTE 5 - Inventories

Inventories consist the following (in thousands):

	December 31, 2007	December 31, 2006
Total inventory, gross	$1,717	$5,260
Allowance, beginning of year	-	-
Net amount charged to expense due to obsolescence	311	-
Allowance, end of year	311	-

Inventories, net	1,406	5,260
Representing:
Raw materials	1,215	4,030
Work-in-progress	-	403
Finished goods	191	827
	$1,406	$5,260

NOTE 6 - Property, Plant and Equipment, net

Property, plant and equipment consist primarily of manufacturing facilities and equipment owned and operated in China as follows (in thousands):

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	December 31, 2007	December 31, 2006

At cost:
Buildings	$1,886	$961
Machinery and equipment	8,078	4,627
Motor vehicles	212	129
Office equipment	475	67
	10,651	5,784

Less: accumulated depreciation
Buildings	$333	$30
Machinery and equipment	2,069	1,656
Motor vehicles	74	50
Office equipment	179	19
	2,655	1,755

Construction in process	106	-

Plant and equipment, net of accumulated depreciation	$8,102	$4,029

NOTE 7 -Investment in Equity Investee

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of convertible preferred stock of China Bottles. The total consideration paid for the China Bottles investment was $25,426,664, consisting of $9,000,000 in cash and 2,133,333 shares of the Company’s common stock valued at $7.70 per share, being the market price on August 31, 2007.

The Company considered the requirements of EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” in the determination of the impact of the 5,000,000 shares of convertible preferred stock on its ownership of China Bottles. EITF No. 02-14 defines “in-substance” common stock as an investment where one has the risk and reward characteristics that are substantially similar to the investee’s common stock. The Company concluded that the convertible preferred stock is “in-substance” common stock, and accordingly the Company has recorded a 48% ownership in the equity of China Bottles using the equity method of accounting. Each share of convertible preferred stock is automatically converted into five shares of China Bottles common stock on the second business day following the effectiveness of an amendment to China Bottles’ Articles of Incorporation increasing the number of authorized shares of common stock of China Bottles from 50,000,000 to 200,000,000. This occurred on April 3, 2008.

Through three wholly-owned Chinese subsidiaries, China Bottles engages in the manufacture of beverage bottle production equipment as well as the provision of molds and bottle production services for various customers in China.

Based on its available recent quoted market price from April 15, 2008 of $6.00, the aggregate value of the company’s investment in China Bottles is approximately $216,000,000. The following table summarizes the assets and liabilities of China Bottles as at December 31, 2007 and 2006 respectively; and its results of operations from August 31, 2007 through December 31, 2007 and for the year ended December 31, 2006 (in thousands):

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	2007	2006
Current assets	$11,721		$-
Non-current assets	$3,866	$
Current liabilties	$(9,087)		$(2)
Non-current liabilities	$-		$-
Revenues	$22,502		$-
Gross margin	$6,568		$-
Net income	$3,744		$(2)

NOTE 8 - Acquisitions

Pilpol acquisition

On June 15, 2007, the Company, through its wholly-owned subsidiary Fine Lake, acquired 100% of the outstanding equity of Pilpol. Pilpol owns and operates Nanning, a PRC bottled water production company located in Nanning, southern PRC. The purchase price for Pilpol was $5,332,522 in cash, as well as shares of the Company’s common stock valued at $5,332,522. The number of shares to be issued is to be based on a price to be determined upon the registration of the Company’s common stock underlying the Company’s Series A Convertible Preferred Stock (Note 14). As of December 31, 2007, the registration has not yet occurred and no shares have been issued to Pilpol’s former shareholders.

The Company applied SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), when determining the classification of these stock subscriptions. While these subscriptions provide an obligation to issue a variable number of shares, they are classified as liabilities since a fixed monetary amount is known at inception. As of December 31, 2007, the shares consideration has not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $5.3 million within Acquisition consideration amounts payable at December 31, 2007. Using the current market price of $11.73 at December 31, 2007, the equivalent shares, if issued, totals 454,605 shares and is included in diluted earnings per share on the as if-converted basis.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition (in thousands). Intangible assets consist of customer-based intangible assets.  Goodwill is not deductible for tax purposes. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$1,416
Accounts receivable	2,299
Inventories	646
Prepayments, deposits and other receivables	992
Amount due from directors	475
Plant and equipment	959
Amortizable intangible assets	2,116
Goodwill	4,585

TOTAL ASSETS PURCHASED	13,488

Accounts payable	594
Amount due to shareholders	331
Other payables and accrued expenses	33
Taxes payable	1,865

TOTAL LIABILITIES ASSUMED	2,823

TOTAL CONSIDERATION	$10,665

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Shenyang acquisition

On August 24, 2007 the Company, through its wholly- owned subsidiary, Pilpol, acquired 66.7% of the equity of Shenyang for a total cash consideration of $2,120,000. Shenyang, is a PRC bottled water production company located in Shenyang, (northern) PRC.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition (in thousands). Intangible assets consist of customer-based intangible assets.  Goodwill is not deductible for tax purposes. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$68
Accounts receivable	1,591
Inventories	79
Prepayments, deposits and other receivables	404
Construction in progress	336
Property, plant and equipment	871
Amortizable intangible assets	113
Goodwill	1,136

TOTAL ASSETS PURCHASED	4,598

Trade payables	895
Other payables	385
Deposits received	2
Tax payable	495
Short term loan	265

TOTAL LIABILITIES ASSUMED	2,042

Less: Minority interests	436

TOTAL CONSIDERATION	$2,120

The results of Pilpol’s and Shenyang’s operations have been included in the consolidated financial statements since the respective dates of acquisition.

The following tables show supplemental information of the results of operations on a pro forma basis for the years ended December 31, 2007 and 2006 as if the acquisitions of Pilpol and Shenyang had been completed at the beginning of the respective periods (in thousands, except per share data) (unaudited).

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.

Year ended December 31, 2007:

	Historical Combined	Pro-forma Adjustment - Pilpol	Pro-forma Adjustment - Shenyang	Pro-forma
Revenue	$56,773	$5,931	$2,044	$64,748
Income from operations	$17,493	$1,773	$313	$19,579
Net income	$19,448	$1,734	$363	$21,545
Basic earnings per share	$0.25	$0.02	$0.00	$0.28
Diluted earnings per share	$0.24	$0.02	$0.00	$0.27
Year ended December 31, 2006:

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	Historical Combined	Pro-forma Adjustment - Pilpol	Pro-forma Adjustment - Shenyang	Pro-forma
Revenue	$35,700	$9,368	$2,675	$47,743
Income from operations	$5,978	$2,619	$366	$8,963
Net income	$6,263	$2,619	$358	$9,240
Basic and diluted earnings per share	$0.10	$0.04	$0.01	$0.15

Other Acquisition Activities

As a part of the Company’s strategy of growth through additional acquisitions, from time to time, the Company may enter into term sheets with companies that may be acquired in the near future. Under conditions of the term sheets, the Company may pay cash upfront to an escrow agent to support the negotiations in good faith. The Company is not obligated to further pursue the acquisitions if certain conditions exist, and is entitled a full refund of the deposit. As of December 31, 2007 and 2006, the Company has paid deposits related to potential acquisitions of $1,388,000 and $0, respectively. In March 2008, the Company made an additional deposit of approximately $2,734,000 in connection with potential business acquisitions. The $2,734,000 was paid from advances from a related company.

NOTE 9 - Goodwill and Intangible Assets

The carrying values of goodwill and intangible assets are as follows (in thousands):

	Goodwill	Intangible Assets, net
Acquisition of Pilpol and Shenyang	5,721	2,229
Amortization expense	-	(155)

Balance at December 31, 2007	$5,721	$2,074

Intangible assets consist of customer-based intangible assets with an estimated useful life of 7 years and estimated amortization expense of approximately $318,000 per year for each of the next 5 years.

NOTE 10 - Lines of Credit and Long Term Debt

At December 31, 2007 and 2006, lines of credit and long-term debt consist of the following:

Lines of Credit

In connection with the Shenyang acquisition, the Company assumed the outstanding balances on two lines of credit with Shenyang Rural Credit Union. Proceeds from the lines of credit are used to purchase raw materials and for working capital.

(In thousands)
		Maturity date	Rate	Authorized Maximum	Balance December 31, 2007
Line of credit	Line 1	November 20, 2008	9.69%	$82	$82
Line of credit	Line 2	November 20, 2009	9.69%	191	136

The lines of credit are collateralized by factory premises in Shenyang City, Liaoning Province, the PRC.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note Payable

In October 2003, the Company entered into a note payable with Bank of China (Hong Kong) to acquire a residential apartment that is held by the Company for long term investment purposes. The note is payable in monthly installments of principle and interest, with interest adjusting in accordance with the bank market rate 4.15% at December 31, 2007 and 5.5% at December 31, 2006is due on October 2012 and is collateralized by the apartment.

At December 31, 2007, future payments of the note payable are summarized below (in thousands):

Years ending December 31,
2008	$31
2009	32
2010	34
2011	35
2012	30

Total	$162

Current portion of note payable	$31
Total long-term portion of note payable	$131

NOTE 11 - Taxes Payable

Corporate Income Taxes (“CIT”)

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI through Gain Dynasty Investments Limited and Fine Lake International Limited are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

No Hong Kong corporate income tax has been provided in the financial statements, as the Company did not have any assessable profits for the Hong Kong companies (Olympic Forward Trading Co Ltd and Pilpol (HK) Biological Ltd).

All of our PRC subsidiaries except for Shenyang are entitled to a tax exemption through the end of 2007. The Company will begin recognizing income tax expense for those PRC subsidiaries in 2008. The Company’s PRC subsidiaries qualify as wholly-owned foreign enterprises (“WOFEs”), and as such enjoy a 100% tax exemption (“Tax Holiday”) for the first two years after the first year of achieving profitability (2006) and a 50% tax exemption for the following three years.

No deferred tax has been provided in the financial statements as there are no material temporary differences.

A reconciliation of tax at the United States federal statutory rate to the effective income tax rate recorded in the financial statements is as follows:

	2007	2006	2005
US federal statutory rate	34.0%	34.0%	34.0%
Foreign tax rate difference	(1.0)%	(1.0)%	(1.0)%
Effect of tax holiday/exemption	(31.4)%	(33.0)%	(33.0)%
	1.6%	0.0%	0.0%

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The following table displays the statutory and effective tax rates for each subsidiary:

	Expiration of Tax	Statutory Tax Rate (%) Years Ending			Effective Tax Rate (%) Years Ending
	Holiday	2007	2006	2005	2007	2006	2005
China Water and Drinks Inc.	N/A	34.0	34.0	34.0	0	0	0
Gain Dynasty Investments Limited	N/A	0.0	0.0	0.0	0	0	0
Fine Lake International Limited	N/A	0.0	0.0	0.0	0	0	0
Olympic Forward Trading Company Limited	N/A	17.5	17.5	17.5	0	0	0
Pilpol (HK) Biological Limited	N/A	17.5	N/A	N/A	0	N/A	N/A
Guangdong Taoda Drink Co., Limited	FY2007	33.0	33.0	33.0	0	0	0
Zhanjiang Taoda Drink Co., Limited	FY2007	33.0	33.0	33.0	0	0	0
Changchun Taoda Beverage Co., Limited	FY2007	33.0	33.0	33.0	0	0	0
Shandong Olympic Forward Drink Co., Limited	FY2007	33.0	33.0	33.0	0	0	0
Nanning Taoda Drink Company Limited	FY2007	33.0	N/A	N/A	0	N/A	N/A
Shen Yang Aixin Industry Co. Limited	N/A	33.0	N/A	N/A	33.0	N/A	N/A

A reconciliation of expected income tax at the US federal statutory rate (34%) to the income tax expense recorded in the financial statements is as follows:

	2007	2006	2005
Expected tax expense	$6,265	$3,514	$2,296

Preferential tax treatment (tax holiday)	(6,074)	(3,513)	-
Non-taxable items	(11)	-	-
Underprovision in previous years	127	-	-
Utilization of tax losses	-	(1)	(1)
Others	-	-	(2,295)
Income tax expense	$307	$-	$-

The aggregate effect of the tax holiday is $6,074,000 and $3,513,000 for the years ended December 31, 2007 and 2006, respectively. The tax holiday ended in 2007 and the Company will enjoy a tax reduction of 50% for the following three years. The per share effect of the tax holiday is as follows:

	2007	2006	2005
Value of tax holiday	$6,074	$3,513	$-

Number of basic shares	77,196	59,872	-
Number of diluted shares	80,896	59,872	-

Value of tax holiday per basic share	$0.08	$0.06	$-
Value of tax holiday per diluted share	$0.08	$0.06	$-

Beginning January 1, 2008, a new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

FIN 48 Considerations

We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on January 1, 2007. Upon adoption, the Company visited its tax positions on corporate income taxes given the different jurisdictions of the Company and its subsidiaries and concluded that there was no unrecognized tax benefit, and that there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction. We were not subject to U.S. federal tax examinations until the acquisition occurred. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to foreign tax rate differences and preferential tax treatment.

The Company estimates corporate income taxes throughout the year on a monthly basis, with a final report at year-end. An annual statutory audit is required and performed on each legal subsidiary or company which is submitted to the tax authorities in support of the Company’s tax filing. The tax authorities respond with a seal of approval to indicate their review and processing of the Company’s filings.

For corporate income taxes, the Company has filed the necessary forms to obtain a tax holiday for its WOFEs and is awaiting approval of the tax holiday. Typically, companies apply for the tax holiday in the first year that profits are reported and the application and approval process may take up to two years to complete. During April 2008, the PRC State Tax Bureau wrote a letter to the Company accepting the return originally filed for 2005, which indicates a tax loss. The Company has determined that 2006 is the first year of taxable income for its WOFEs.

NOTE 12 - Related Party Transactions

During the year ended December 31, 2007, the Company entered into related party transactions with two entities with whom Mr. Xu Hong Bin, the Company’s President and Director, holds a direct and indirect role as the entities legal representative for local registration purposes.

At December 31, 2007, due to related companies includes $144,000 of funds received from one of these entities to hold as a good faith deposit in connection with the entity’s pursuit of a specified business acquisition. Subsequent to December 31, 2007, this was abandoned and the Company repaid the amount to this related party.

During the year ended December 31, 2007, the Company paid amounts to a second entity for purchases of materials to be used in the Company’s water bottle production activities. The Company subsequently determined that the materials were of inferior quality and returned them to the entity. At December 31, 2007, included in Due from Related Companies is $5,283,000, for the returned materials. The refund was received subsequent to year-end.

During the fourth quarter of 2007, $7,172,000 that the Company owed to certain of its Directors was transferred to equity as contributions. No shares of the Company’s stock were issued in connection with these contributions.

The Company has entered into an informal agreement with China Bottles to provide working capital support in the form of notes payable by China Bottles to the Company. The notes yield interest to the Company at an annual interest rate equal to the market rate, mature six months after August 31, 2007 and are payable upon demand before maturity. The Hong Kong one-month risk-free market rate was approximately 3.5%; financial institutions typically charge 2-3% in addition to the base market rate. Accordingly, the interest rate was set at 6%. At December 31, 2007, the Company has included in Due from related companies $3,414,000 of notes receivable from China Bottles. The Company expects to receive full repayment from China Bottles during 2008.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE 13 - Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2011. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options.

Rental expense incurred for noncancellable operating leases was $597,000, $242,000 and $209,000 during 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31,
2008	$339
2009	288
2010	133
2011	86

Total future minimum lease payments	$846

Contract Commitment

One of the Company’s subsidiaries, Changchun Taoda Beverage Co Ltd., entered into a contract with Zhongmei Construction Group Co. (“Zhongmei”) on September 24, 2007 for Zhongmei to construct an additional office and production plant in Changchun. The contract, amounting to $1,716,000 (RMB12,552,000), began on September 26, 2007 and construction is to be completed by July 31, 2008. At December 31, 2007, the Company has no liability under the contract and there are no specified conditions or remedies for defaults by either party to the contract. The Company does not anticipate any losses stemming from the contract.

Environmental Liabilities

In accordance with the requirements of the PRC’s Environmental Protection Law, the Company has installed required environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection, and has reported to and registered with the relevant local environmental protection departments. The Company has complied with the relevant regulations and has never paid a fee for the excessive discharge of pollutants. Management believes that there are no unrecorded liabilities in connection with the Company’s compliance with environment laws and regulations.

Litigation

The Company is subject to claims and litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The Company is currently not engaged in any claims or litigation matters and management believes that any unknown claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 14 - Stockholders’ Equity

Preferred Stock and Share Sale

On May 30, 2007, the Company’s Board of Directors and stockholders approved an increase in the authorized number of the Company’s shares of preferred stock from 5,000,000 to 10,000,000. Preferred stock may be issued by the Board of Directors without prior approval from the shareholders. The voting powers, designations, preferences and rights or qualifications, limitations and restrictions will be assigned by the Board at each issuance.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

On May 31, 2007, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain investors (“the Investors”) and issued 4,447,612 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”) (the “Share Sale”). Gross proceeds to the Company were $30,000,000. Each share of Preferred Stock was convertible into five shares of the Company’s common stock and entitled the holder to the same voting rights as holders of the Company’s common stock on an as converted basis. The Company received $26,358,000, net of offering costs of the Share Sale. On July 11, 2007, all 4,477,612 shares of Preferred Stock were converted into 22,388,060 shares of the Company’s common stock.

In connection with the Share Sale, the Company agreed to provide the Investors rights to register for resale the shares of common stock underlying the Preferred Stock pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement also requires the Company to register for resale any shares of common stock that may be released to the Investors pursuant to the terms of a Make Good Escrow Agreement (as defined below) and any shares of common stock that may be transferred to the Investors pursuant to the terms of a Stock Pledge Agreement (as defined below). Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement with respect to the resale of the shares of common stock underlying the Preferred Stock issued to the Investors in the Share Sale by no later than 90 days after the consummation of the Share Sale. In the event that the Company does not file timely such registration statement and/or in the event that such registration statement is not declared effective on or prior to 180 days after the consummation of the Share Sale, the Company will be required to pay liquidated damages to each Investor in an amount equal to 1% of the aggregate investment amount originally paid by such Investor for each month during which the Company has not complied with its registration obligations up to a maximum of 10% of such Investor's investment amount.

The Company accounts for registration rights agreements in accordance with the FASB’s Statement of Position (“FSP”) EITF 00-19-2“Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5 “Accounting for Contingencies.” In January 2008, the Company obtained from the Investors a waiver of the liquidated damages and an extension of the completion of the registration statement until 15 days after the filing of the Company’s 2007 Form 10-K. As a result of the waiver management believes that a liability is not probable and therefore, has not accrued any estimated penalties.

In connection with the Share Sale, the Investors, the Company, Mr. Xu Hong Bin, a major shareholder of the Company, the Pinnacle Fund, as agent, and Loeb & Loeb LLP , as escrow agent, have entered into a Make Good Escrow Agreement (the "Make Good Escrow Agreement ") , whereby Mr. Xu Hong Bin has agreed to transfer 11,194,030 and 11,194,030 shares of the Company’s common stock owned by him to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The performance target for the Company's fiscal year ended December 31, 2007 is the achievement of after-tax net income of at least $19,000,000. The performance target for the Company's fiscal year ended December 31, 2008 is the achievement of after-tax net income of at least $30,000,000 and earnings per share of at least $0.30. The Company has achieved the target for the year ended December 31, 2007.

In connection with the Share Sale, certain of the Company’s shareholders have entered into Lock-Up Agreements by which each of them agreed not to transfer any of the Company’s common stock owned by them until the first year anniversary of the effective date of the initial registration statement filed by the Company with respect to the resale of the shares of common stock underlying the shares of Preferred Stock purchased by the Investors in the Share Sale.

In connection with the Share Sale, the Company, Mr. Xu Hong Bin, Mr. Chen Xing Hua and the Pinnacle Fund, as agent, entered into a Stock Pledge Agreement pursuant to which Mr. Xu Hong Bin and Mr. Chen Xing Hua each agreed to transfer to the Investors, on a pro rata basis, upon the demand on the Investors, 11,194,030 shares of common stock owned by such shareholders in the event that the Company did not timely file a Certificate of Amendment with the State of Nevada amending the Articles of Incorporation of the Company to increase the authorized shares of the Company’s common stock from 70,000,000 to not less than 150,000,000. On May 30, 2007, the Company’s Board of Directors and stockholders approved the increase in the authorized number of shares of common stock from 70,000,000 to 150,000,000 and on July 10, 2007, the Company filed the necessary amendment with the State of Nevada.

CHINA WATER & DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Common Stock Warrants

In conjunction with the Securities Purchase Agreement the Company issued 2,238,806 common stock warrants to the transactions placement agents to purchase a total of 2,238,806 shares of the Company's common stock. The warrants, have an exercise price of $1.61 per share, are exercisable immediately and expire on August 22, 2012.

Statutory surplus reserve

In accordance with the PRC Company Law and the Company's Articles of Incorporation, the Company is required to appropriate 10% of its profit after tax as reported in its PRC statutory financial statements to a statutory surplus reserve.

Appropriations to the statutory surplus reserve may cease to apply if the balance of the statutory surplus reserve has reached an amount equal to 50% of the Company's registered capital. Surplus reserves can be used to offset prior year accumulated losses, to expand the Company's operations or for conversion into share capital. The Company may, upon the approval by a resolution at the Annual General Meeting, convert its surplus reserve into share capital and issue new shares to existing shareholders in proportion to their original shareholdings to increase the nominal value of each share. When converting the Company's statutory surplus reserves into share capital, the amount of such reserves remaining unconverted must not be less than 25% of the registered capital.

At December 31, 2007, $3,346,000 of the Company’s additional paid-in capital or retained earnings (if one has a negative balance) is attributable to this reserve requirement. The Company does not plan to distribute earnings or declare dividends in the near future. However, if the Company determines future distributions are appropriate, such distributions will be subject to this reserve requirement.

NOTE 15 - Subsequent Events

Convertible Notes Payable

On January 24, 2008, the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”), with certain investors, for the purchase and sale of 5% secured convertible notes (the “Notes”) in the aggregate amount of $50,000,000 (the “Purchase Price”) . The Company received proceeds of $26 million ($30 million, net of financing costs) and $20.0 million is held in escrow until the Company files its 2007 Form 10-K. The Company will use the proceeds from the sale of the Notes solely for the purpose of acquiring related businesses and the Notes are secured by all of the capital stock owned by the Company in each of its subsidiaries (other than its subsidiaries located in the People’s Republic of China) and China Bottles.

The Notes are due three years from their issue date (the “Maturity Date”), and are convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $3.00, which prices are subject to adjustment pursuant to customary anti-dilution provisions and Volume-Weighted Average Price (“VWAP”) adjustments, as described in the Notes, or (b) $4.25. The Company is to pay interest on the unconverted and then outstanding principal amount of the Notes at the rate of 5% per annum, payable quarterly in arrears, beginning on March 31, 2008, and on each date that principal is being converted into shares (as to the principal amount being converted) and on the Maturity Date.

Conversion of Equity Investee Preferred Stock to Common Stock

On March 7, 2008, China Bottles’ Board of Directors filed a Form DEF14C that effectively authorized the increase in China Bottle’s authorized preferred and common stock from 10,000,000 and 50,000,000 to 25,000,000 and 175,000,000 shares, respectively.  Par value for each class of stock remains at $0.001 per share. According to the terms of China Bottles’ preferred stock, the Company’s investment in China Bottles’ preferred stock was automatically converted into 25,000,000 shares of China Bottles’ common stock. The conversion did not have any impact on the Company’s accounting treatment for its investment in China Bottles