Form 10-K/A
period 2007-12-31
China Water & Drinks Inc..
filed 2008-05-16
CIK 1344133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 000-52812

CHINA WATER AND DRINKS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2304161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Unit 607, 6/F Concordia Plaza, 1 Science Museum Road, Tsimshatsui East, Kowloon, Hong Kong, People’s Republic of China
(Address of principal executive office and zip code)
852-26202518
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
Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 13,346,776 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $73 million as of June 29, 2007, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $5.50 per share, as reported by QuoteMedia, Inc. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 94,521,395 shares of the registrant’s common stock outstanding as of May 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

China Water and Drinks Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended, December 31, 2007, which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2008 (the “Form 10-K”), to (1) refile the Processing Contract, dated September 1, 2005, between Changchun Taoda Beverage Co. Ltd., the Company’s wholly-owned Chinese subsidiary, and COFCO Coca-Cola Beverages Co. Ltd., (the “Changchun Agreement”), the Processing Contract, dated January 1, 2008, among Swire Guangdong Coca-Cola Ltd. and Guangdong Taoda Drink Co. Ltd., the Company’s wholly owned subsidiary (the “Guangdong Agreement”), and the Processing Contract, dated January 1, 2005 between Nanning Coca-Cola Beverage Co. Ltd. and Nanning Taoda Drink Company Limited, (the “Nanning Agreement”), which were filed as Exhibits 10.23, 10.24 and 10.25 to the Form 10-K, respectively, (2) file the Processing Contract, dated March 1, 2008, between Qingdao Coca-cola Beverages Co., Ltd. and Shandong Taoda Olympic Forward Drink Co., Ltd. (the “Qingdao Agreement”) and the Processing Contract, dated March 29, 2007, between Shenyang Coca-cola Beverages Co., Ltd. and Changchun Taoda Beverage Co., Ltd. (the “Shenyang Agreement”) as Exhibits 10.26 and 10.27, respectively, and (3) amend and update the cover page of the Form 10-K in three respects - first, the “Large accelerated filer” box was incorrectly checked and has been corrected in this Form 10-K/A; second, the amount of shares, the closing price of the common stock, and the aggregate market value of the shares of the Company’s common stock held by non-affiliates as of June 29, 2007 was incorrectly reflected as “12,617,499,” “$4.48 per share” and “$56,526,411 million,” respectively and have been corrected in this Form 10-K/A; and third, the cover page of the Form 10-K was revised to reflect the fact that the Company currently has no securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. Notwithstanding certain prior filings, the Company believes it is not and has never been subject to Section 12(g) of the Exchange Act.

Summary of Transactions under the  Changchun Agreement

Pursuant to the Changchun Agreement, Changchun Taoda Beverage Co. Ltd. (“Changchun Taoda”), the wholly-owned subsidiary of the Company, agrees to provide processing services and to manufacture certain bottled water products under the brand name “Sensation” for COFCO Coca-Cola Beverages Co. Ltd. (“COFCO Coca-Cola”), and COFCO Coca-Cola grants to Changchun Taoda the right to manufacture and sell the bottled water products under the brand “Sensation” subject to certain territorial limitations. The agreement is for a term of 3 years, at a fixed price for the first year and at variable rates for the two years thereafter.

Summary of Transactions under the Guangdong Agreement

Pursuant to the Guangdong Agreement, Guangdong Taoda Drink Co. Ltd., the wholly-owned subsidiary of the Company, agrees to manufacture Polyethylene Terephthalate (PET) water bottles for Swire Guangdong Coca-Cola Beverages Co. Ltd. (“Guangdong Coca-Cola) in accordance with Guangdong Coca-Cola’s requirements. The term of the contract is one year with a fixed price.

Summary of Transactions under the Nanning Agreement

Pursuant to the Nanning Agreement, Nanning Taoda Drink Company Ltd., the wholly-owned subsidiary of the Company, agrees to process bottled water products for Nanning Coca-Cola Beverage Co. Ltd. (“Nanning Coca-Cola”) in accordance with Nanning Coca-Cola’s requirements. The term of the contract is one year.

Summary of Transactions under the Qingdao Agreement
Pursuant to the Qingdao Agreement, Shandong Taoda Olympic Forward Drink Co., Ltd., the wholly-owned subsidiary of the Company, provides processing services and manufactures certain water bottle products under the brand name “Binglu” for Qingdao Coca-cola Beverages Co., Ltd. (“Qingdao Coca-Cola”). The agreement is for a term of two years at a fixed price.

Summary of Transactions under the Shenyang Agreement
Pursuant to the Shenyang Agreement, Changchun Taoda Beverage Co., Ltd., the wholly-owned subsidiary of the Company, provides processing services and manufactures certain water bottle products under the brand name “Binglu” for Shenyang Coca-cola Beverages Co., Ltd. The agreement is for a term of two years and nine months.

In connection with the filing of this Form 10-K/A, the Company is including currently dated certifications. Except as described above, no other amendments are being made to the Company’s Form 10-K. With the exception of certain information on the cover page, this Form 10-K/A does not reflect events occurring after the filing of the Company’s Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

ITEM 15. EXHIBITS

Exhibit No.	Description
10.23	Processing Agreement between COFCO Coca-Cola Beverages Co. Ltd. and Changchun Taoda Beverage Co. Ltd., dated September 1, 2005.

10.24	Processing Agreement between Swire Guangdong Coca-Cola Co. Ltd.and Guangdong Taoda Drink Co. Ltd., dated January 1, 2008.

10.25	Processing Agreement between Nanning Coca-Cola Beverage Co. Ltd. and Nanning Taoda Drink Co. Ltd., dated January 1, 2006.

10.26	Processing Agreement, dated March 1, 2008, between Qingdao Coca-cola Beverages Co., Ltd. and Shandong Taoda Olympic Forward Drink Co., Ltd.

10.27	Processing Agreement, dated March 29, 2007, between Shenyang Coca-cola Beverages Co., Ltd. and Changchun Taoda Beverage Co., Ltd.

31.1	Certification of Chen Xin Hua pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Hu Wen Ding pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA WATER AND DRINKS INC.

Date: May 16 , 2008	By:	/s/ Chen Xing Hua
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