Form 10-Q
period 2008-03-31
China Water & Drinks Inc..
filed 2008-05-22
CIK 1344133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52812

CHINA WATER AND DRINKS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2304161
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

Unit 607, 6/F Concordia Plaza, 1 Science Museum Road,
Tsimshatsui East, Kowloon, Hong Kong
People’s Republic of China
(Address of principal executive offices, Zip Code)

(852) 2620-6518

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	94,521,395

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2008	December 31, 2007
		(as restated, Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$22,993	$10,868
Restricted cash	18,000	-
Accounts receivable, net of allowance of $7 and $22 at March 31, 2008 and December 31, 2007 respectively	17,969	18,841
Due from related companies	9,213	8,697
Inventories, net	3,907	1,406
Prepaid expenses	10,666	6,083
Other receivables	6,453	7,523
Total current assets	89,201	53,418
Property, plant and equipment, net	9,442	8,102
Other assets	7	7
Deposits	20,770	2,748
Deferred financing costs	5,541	-
Investment in unconsolidated equity investee	19,629	18,264
Intangible assets, net	1,994	2,074
Goodwill	5,721	5,721
TOTAL ASSETS	$152,305	$90,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,244	$3,856
Deferred revenues	4,953	3,550
Accrued expenses	1,899	922
Acquisition consideration payable	6,393	6,393
Current portion of line of credit	85	82
Current portion of long term debt	31	31
Value added taxes payable	6,916	5,762
Income taxes payable	1,016	320
Due to a related company	121	144
Total current liabilities	27,658	21,060
Covertible notes	50,000	-
Long-term portion of line of credit	142	136
Long-term debt, less current portion	124	131
TOTAL LIABILITIES	77,924	21,327
Minority interests	653	517
Stockholders' Equity
Preferred stock (10,000,000 shares authorized, $0.001 par value, no shares issued)	-	-
Common stock (150,000,000 shares authorized, $0.001 par value, 94,521,393 shares issued and outstanding)	95	95
Additional paid-in capital	40,973	40,973
Retained earnings	29,161	25,613
Accumulated other comprehensive income	3,499	1,809
TOTAL STOCKHOLDERS' EQUITY	73,728	68,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,305	$90,334

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share data)

	For Three Months Ended March 31,
	2008	2007

Revenue	$15,457	$6,217
Cost of goods sold	(9,986)	(4,263)
Gross profit	5,471	1,954
Operating expenses:
Selling and marketing expenses	(41)	-
General and administrative expenses	(1,579)	(267)
Total operating expenses	(1,620)	(267)
Income from operations	3,851	1,687
Other income	123	-
Interest expenses	(985)	-
Minority interest	(136)	-
Income from equity investment	1,365	-
Income before income taxes	4,218	1,687
Provision for income taxes	(670)
Net income	3,548	1,687
Foreign currency translation gain (loss)	1,690	(39)
Comprehensive income	$5,238	$1,648
Earnings per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted average number of shares outstanding:
Basic	94,521	59,872
Diluted	98,035	59,872

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except per share data)

	For the three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$3,548	$1,687
Adjustments to reconcile net income to net cash provided by		-
Depreciation and amortization	429	95
Reduction in provision for doubtful accounts	(15)	-
Income from equity method investment	(1,365)	-
Minority interest	136	-
Non-cash interest expense	360	-
Changes in operating assets and liabilities:
Accounts receivable	1,674	899
Due from related companies	(3,133)	-
Inventories	(2,387)	(2,751)
Prepaid expenses and other receivables	(2,856)	(3,374)
Other assets	-	(5)
Due from director	-	994
Deposits	345
Deferred revenues and accrued expenses	2,138	1,609
VAT and income taxes payable	1,551	(4)
Accounts payable	2,172	2,585
Due to a related company	(29)	-
Due to director	-	244
Net cash provided by operating activities	2,568	1,979

Cash flows from investing activities
Purchases of property and equipment	(1,227)	(67)
Deposits under term sheets for potential acquisitions	(14,864)	-

Net cash used in investing activities	(16,091)	(67)

Cash flows from financing activities
Payments on long-term debt agreements	(14)	(6)
Issuance of convertible notes, net	26,099	-

Net cash provided by (used in) financing activities	26,085	(6)

Net increase in cash and cash equivalents	12,562	1,906

Cash and cash equivalents at beginning of period	10,868	1,836
Effect of change in foreign exchange rate on cash and cash equivalents	(437)	(39)

Cash and cash equivalents at end of period	$22,993	$3,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$-
Non-cash investing and financing activities:
Deposits paid under term sheets for porential acquisitions by related parties in exchange for reduction in amounts owed to the Company	$3,000	$-

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

							Accumulated Other	Total
	Preferred		Common		Additional	Retained	Comprehensive	Shareholders'
	Stock		Stock		Paid-In Capital	Earnings	Income	Equities
	No. of Shares	US$	No. of Shares	US$	US$	US$	US$	US$

As of January 1, 2008 (as restated, Note 1)	-	-	94,521	$95	$40,973	$25,613	$1,809	$68,490

Net income	-	-	-	-		3,548	-	3,548
Foreign currency translation adjustment	-	-	-	-			1,690	1,690
As of March 31, 2008	-	-	94,521	$95	$40,973	$29,161	$3,499	$73,728

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 1 - Organization and Description of Business Basis of Presentation, Restatement and Reverse Merger

Organization and Description of Business

China Water and Drinks Inc. and subsidiaries (formerly “UGODS, Inc.”) (the “Company”), a Nevada Corporation, is engaged in the manufacture of bottled water products and operates bottled water production plants in five provinces in the People’s Republic of China (“PRC” or “China”) - Guangdong, Jilin, Shandong, Guangxi and Liaoning. The Company produces and markets bottled water products under the brand name “Darcunk” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. The Company operates in one reportable segment in China.

Basis of Presentation

The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2008, its results of operations and its cash flows for the three months ended March 31, 2008 and 2007 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Reverse Merger

Effective May 30, 2007, Gain Dynasty Investments Limited (“Gain Dynasty”), a China Corporation, completed a reverse merger transaction (the “Acquisition”) with UGODS, Inc., a public shell into which Gain Dynasty merged and pursuant to which UGODS, Inc. acquired all the outstanding common stock of Gain Dynasty from Mr. Xu Hong Bin for 59,872,000 shares of the Company’s common stock. For accounting purposes, Gain Dynasty is considered the accounting acquirer. Accordingly, the reverse merger was accounted for as a recapitalization of Gain Dynasty and the assets and liabilities of the Company have been recorded using Gain Dynasty’s historical values, and the shareholders of Gain Dynasty received approximately 86% of the post-acquisition common stock of UGODS, Inc. In addition, the historical shareholders equity of Gain Dynasty prior to the Acquisition has been retroactively restated (recapitalization) for the equivalent number of shares received in the Acquisition. The restated consolidated retained earnings of Gain Dynasty have been carried forward after the Acquisition.

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2007, the Company determined that there was an error in the estimate of fair value of the Company’s common stock issued in connection with the acquisition of China Bottles, Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) on August 31, 2007. The fair value of the shares of common stock issued to China Bottles as part of the consideration was originally estimated to be $7.70 per share. This estimate was based on management’s initial valuation. Subsequently, management completed its final valuation and determined that the estimated fair value of the shares issued in the transaction was $3.50 per share. The decrease in the estimated fair value of these shares was primarily due to consideration of the effects on the quoted market price related to price fluctuations, quantities traded, issue costs and the like. The adjustment due to the final valuation resulted in the restatement of the Company’s December 31, 2007 consolidated balance sheet as follows:

	December 31, 2007
	As Previously
	Reported	As Restated

Investment in unconsolidated equity investee	$27,224	$18,264
Total assets	$99,294	$90,334

Additional paid-in capital	$49,933	$40,973
Total stockholders’ equity	$77,450	$68,490
Total liabilities and stockholders’ equity	$99,294	$90,334

The Company’s investment in China Bottles is accounted for under the equity method of accounting. The difference between the carrying amount of the Company’s investment in China Bottles and the underlying equity in the net assets of China Bottles was primarily attributable to equity method goodwill. The restatement does not affect the results of operations, cash flows or basic or diluted earnings per share for the year ended December 31, 2007.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, and include the results of China Water and Drinks Inc., its wholly-owned subsidiaries, Gain Dynasty Investments Ltd. and its wholly-owned subsidiaries, Olympic Forward Trading Co Ltd., Guangdong Taoda Drink Co Ltd., Zhanjiang Taoda Drink Co Ltd., Changchun Taoda Beverage Co Ltd., Shandong Olympic Forward Drink Co Ltd; Fine Lake International Ltd. (“Fine Lake”) and its wholly-owned subsidiary, Pilpol (HK) Biological Ltd. (“Pilpol”) and its wholly-owned subsidiary, Nanning Taoda Drink Co Ltd. (“Nanning”) and its 66.67% owned subsidiary, Shen Yang Aixin Industry Co Ltd. (“Shenyang”). All significant inter-company transactions have been eliminated in consolidation.

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

The Company holds a 48% equity investment in China Bottles.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Please refer to our Annual Report on Form 10-K for Fiscal year 2007 filed with SEC on May 1, 2008 for the estimates.

Foreign Currency Translation

The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The functional currency of the Company’s BVI and Hong Kong subsidiaries is the Hong Kong Dollar (“HKD”). The Company’s PRC, BVI and Hong Kong subsidiaries’ financial statements are maintained in their functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

Goodwill and Intangible Assets, net

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets” . SFAS No.142 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates one reporting unit. Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment test annually during the fourth quarter of the fiscal year. Management believes that there was no impairment of goodwill as of March 31, 2008.

The Company’s amortizable intangible assets include customer relationships acquired in business acquisitions. These costs are being amortized using the straight-line method over their estimated useful life of seven years.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144,“Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company determined that there was no impairment of long-lived assets as of March 31, 2008.

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

Acquisition Consideration Payable

Acquisition Consideration Payable consists of stock subscription payable in the form of the Company’s common stock in connection with the Company’s 2007 acquisition of Pilpol (Note 7). The Company applied SFAS No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), when determining the classification of the stock subscriptions. The stock subscriptions provide an obligation to issue 1,523,578 common shares and they are classified as liabilities since a fixed monetary amount is known at inception. As of March 31, 2008, the shares have not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $5.3 million as acquisition consideration payable at March 31, 2008. These shares are included in diluted earnings per share on the “as if-converted” basis.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred, price is fixed and determinable, collection is reasonably assured.

Seasonality

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

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10,“Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouse to the customer locations are reflected in selling, general and administrative expenses.

Earnings Per Share

At March 31, 2008, the Company’s dilutive securities include warrants exercisable for common stock, contingently issuable common stock and as-if conversion of convertible bond. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share is presented below.

	March 31, 2008	March 31, 2007
Basic net earnings per share:
Net income	$3,548	$1,687
Weighted average common shares outstanding	94,521	59,872
Basic net income per share	$0.04	$0.03

Diluted net income per share:
Net income	$3,548	$1,687
Weighted average common shares outstanding	94,521	59,872
Effect of dilutive warrants	1,990	-
Effect of stock subscription payable	1,524	-
Effect of as-if conversion convertible notes(1)	-	-
Weighted average diluted shares outstanding	98,035	59,872
Diluted net income per share	$0.04	$0.03

(1)	Notes convertible into 11,764,706 shares of the Company’s common stock as of March 31, 2008 have not been included in dilutive shares outstanding as their effect would be anti-dilutive.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The Company did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on its consolidated financial statements.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 3 - Accounts receivable

	March 31,	December 31,
	2008	2007
Accounts receivable, gross	$17,976	$18,863
Allowance, beginning of year	(22)	(274)
Net amount charged to expenses	15	252
Allowance, end of year	(7)	(22)
Accounts receivable, net	$17,969	$18,841

NOTE 4 – Inventories

Inventories consist the following:

	March 31, 2008	December 31, 2007

Inventories, net	$3,907	$1,406
Representing:
Raw materials	$3,308	$1,215
Work-in-progress	-	-
Finished goods	599	191
	$3,907	$1,406

NOTE 5 - Property, Plant and Equipment, net

Property, plant and equipment consist primarily of manufacturing facilities and equipment owned and operated in China as follows :

	March 31, 2008	December 31, 2007
At cost:
Buildings	$1,941	$1,886
Machinery and equipment	9,696	8,078
Motor vehicles	221	212
Office equipment	497	475
	12,355	10,651

Less: accumulated depreciation
Buildings	$366	$333
Machinery and equipment	2,384	2,069
Motor vehicles	82	74
Office equipment	198	179
	3,030	2,655

Construction in process	117	106

Property, plant and equipment, net	$9,442	$8,102

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 6 -Investment in Equity Investee

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of convertible preferred stock of China Bottles. The total consideration paid for the China Bottles investment was $16,466 consisting of $9,000 in cash and 2,133,333 shares of the Company’s common stock valued at $3.50 per share, the estimated fair value of the Company’s common stock on August 31, 2007.

The Company considered the requirements of EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” in the determination of the impact of the 5,000,000 shares of convertible preferred stock on its ownership of China Bottles. EITF No. 02-14 defines “in-substance” common stock as an investment where one has the risk and reward characteristics that are substantially similar to the investee’s common stock. The Company concluded that the convertible preferred stock is “in-substance” common stock, and accordingly the Company has recorded a 48% ownership in the equity of China Bottles using the equity method of accounting. Each share of convertible preferred stock is automatically converted into five shares of China Bottles common stock on the second business day following the effectiveness of an amendment to China Bottles’ Articles of Incorporation increasing the number of authorized shares of common stock of China Bottles from 50,000,000 to 175,000,000. This occurred on April 3, 2008.

Through three wholly owned Chinese subsidiaries, China Bottles engages in the manufacture of beverage bottle production equipment as well as the provision of molds and bottle production services for various customers in China.

Based on its available recent quoted market price from May 19, 2008 of $6.00 per share, the aggregate value of the company’s investment in China Bottles is approximately $216,000. The following table summarizes the assets and liabilities of China Bottles as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
Current assets	$23,199	$11,721
Non-current assets	$4,017	$3,866
Current liabilities	$17,257	$9,087
Non-current liabilities	-	-
Revenues	$13,725	-
Gross margin	$30%	-
Net income	$2,845	-

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 7 - Acquisitions

Pilpol acquisition

On June 15, 2007, the Company, through its wholly-owned subsidiary Fine Lake, entered into a Stock Purchase Agreement (the “Agreement”) with Pilpol’s shareholders and acquired 100% of the outstanding equity of Pilpol. Pilpol owns and operates Nanning, a PRC bottled water production company located in Nanning, southern PRC. Pursuant to the Agreement, as amended on August 15, 2007, the purchase price for Pilpol was $5,332,522 in cash, as well as 1,523,578 shares of the Company’s common stock subject to a two-year lock up period from the date Pilpol’s shareholders receive such shares. As of March 31, 2008, no shares have been issued to Pilpol’s former shareholders.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition (in thousands). Intangible assets consist of customer-based intangible assets. Goodwill is not deductible for tax purposes. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$1,416
Accounts receivable	2,299
Inventories	646
Prepayments, deposits and other receivables	992
Amount due from directors	475
Plant and equipment	959
Amortizable intangible assets	2,116
Goodwill	4,585

TOTAL ASSETS PURCHASED	$13,488

Accounts payable	$594
Amount due to shareholders	331
Other payables and accrued expenses	33
Taxes payable	1,865

TOTAL LIABILITIES ASSUMED	$2,823

TOTAL CONSIDERATION	$10,665

Other Acquisition Activities

As a part of the Company’s strategy of growth through additional acquisitions, from time to time, the Company may enter into term sheets with companies that may be acquired in the near future. Under conditions of the term sheets, the Company may pay cash upfront to an escrow agent to support the negotiations in good faith. The Company is not obligated to further pursue the acquisitions if certain conditions exist, and is entitled a full refund of the deposit. As of March 31, 2008, the Company has paid deposits related to potential acquisitions of $19,253,000.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 8 - Goodwill and Intangible Assets

The carrying values of goodwill and intangible assets are related with acquisitions of Pilpol and Shenyang :

	Goodwill	Intangible Assets, net
Acquisition of Pilpol and Shenyang	$5,721	$2,229
Amortization expense - 2007	-	(155)
Balance at December 31, 2007	5,721	2,074
Amortization expense - 2008		(80)
Balance at March 31, 2008	$5,721	$1,994

Intangible assets consist of customer-based intangible assets with an estimated useful life of 7 years and estimated amortization expense of approximately $318,000 per year for each of the next 5 years.

NOTE 9 - Lines of Credit and Long Term Debt

At March 31, 2008, lines of credit and long-term debt consist of the following:

Lines of Credit

In connection with the Shenyang acquisition, the Company assumed the outstanding balances on two lines of credit with Shenyang Rural Credit Union. Proceeds from the lines of credit are used to purchase raw materials and for working capital.

		Maturity date	Rate	Authorized maximum	Balance as of March 31, 2008

Line of credit	Line 1	20-Nov-08	9.69%	$85	$85
Line of credit	Line 2	20-Nov-09	9.69%	$199	$142

The lines of credit are collateralized by factory premises in Shenyang City, Liaoning Province, the PRC.

Note Payable

In October 2003, the Company entered into a note payable with Bank of China (Hong Kong) to acquire a residential apartment that is held by the Company for long term investment purposes. The note is payable in monthly installments of principle and interest, with interest adjusting in accordance with the bank market rate 4.15% at March 31, 2008, is due on October 2012 and is collateralized by the apartment.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

At March 31, 2008, future payments of the note payable are summarized below (in thousands):

Years ending March 31,	Amount
2009	$31
2010	32
2011	33
2012	35
2013	24

Total	$155

Current portion of note payable	$31
Total long-term portion of note payable	$124

Convertible Notes Payable

On January 24, 2008, the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”), with certain investors, for the purchase and sale of 5% secured convertible notes (the “Notes”) in the aggregate amount of $50,000 (the “Purchase Price”) . The Company received proceeds of $26,000 ($30,000, net of financing costs) during the quarter ended March 31, 2008 and the remaining $ 18,000 ($20,000, net of financing costs) was released to the Company on May 13, 2008. The Company will use the proceeds from the sale of the Notes solely for the purpose of acquiring related businesses and the Notes are secured by all of the capital stock owned by the Company in each of its subsidiaries (other than its subsidiaries located in the People’s Republic of China) and China Bottles.

The Notes are due three years from their issue date (the “Maturity Date”), and are convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $3.00, which prices are subject to adjustment pursuant to customary anti-dilution provisions and Volume-Weighted Average Price (“VWAP”) adjustments, as described in the Notes, or (b) $4.25. The fair value of the company’s common stock at the date of the transaction was estimated to be $4.25 per share, and accordingly no beneficial conversion feature resulted. Under the 2008 Securities Purchase Agreement, the Company was to pay interest on the unconverted and then outstanding principal amount of the Notes at the rate of 5% per annum, payable quarterly in arrears, beginning on March 31, 2008, and on each date that principal is being converted into shares (as to the principal amount being converted) and on the Maturity Date.

As security for its obligations under the Notes, upon the closing of the Notes the Company pledged all of the outstanding equity of Gain Dynasty Investments Limited (“Gain Dynasty”) and Fine Lake to Goldman Sachs International, as collateral and security agent for the holders of the Notes (the “Collateral and Security Agent”). In addition, as security for the Notes, Gain Dynasty pledged all of the outstanding equity of Olympic Forward Trading Limited, its Hong Kong subsidiary (“Olympic”) to the Collateral and Security Agent and Fine Lake pledged all of the outstanding equity of Pilpol to the Collateral and Security Agent.

On March 31, 2008, the Company and the Collateral and Security Agent entered into (i) a Deed of Amendment amending the 2008 Securities Purchase Agreement by and between the Company and the Collateral and Security Agent such that at all times no more than 65% of the shares held by the Company in Gain Dynasty shall be charged in favor of the Collateral and Security Agent and (ii) a Deed of Amendment amending the 2008 Securities Purchase Agreement by and between the Company and the Collateral and Security Agent such that at all times no more than 65% of the shares held by the Company in Fine Lake shall be charged in favor of Collateral and Security Agent. As consideration for this reduction in collateral, the Company executed Amendments to each of the outstanding Notes to increase the interest rate payable with respect to the Notes from 5% per annum to 7% per annum.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

The common stock underlying the Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States except pursuant to an effective registration statement filed with the SEC or pursuant to an applicable exemption from the relevant registration requirements. The Company has agreed to file a registration statement with the SEC for the resale of the common stock underlying the convertible notes sold in the private placement. Please refer to Company’s Form 8-K filed on January 31, 2008 for detailed information.

NOTE 10 - Taxes Payable

(a) Corporate Income Taxes (“CIT”)

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI through Gain Dynasty Investments Limited and Fine Lake International Limited are not subject to income taxes and no withholding tax is imposed on the payments of dividends by the Company. No Hong Kong corporate income tax has been provided in the financial statements, as the Company did not have any assessable profits for the Hong Kong companies (Olympic Forward Trading Co Ltd and Pilpol (HK) Biological Ltd).

Beginning January 1, 2008, a new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs.

The income tax payable balances of $1,016,000 and $320,000 as of March 31, 2008 and December 31, 2007, respectively, have been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

(b) Value Added Tax (“VAT”)

The VAT payable balances of $6,916,000 and $5,762,000 as of March 31, 2008 and December 31, 2007, respectively, have been accrued and reflected as value added taxes payable in the accompanying consolidated balance sheets.

There are no other timing differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008
(In thousands, except per share amounts)

NOTE 11 – Due from Related Companies

A summary of due from related companies balance as of March 31, 2008 listed below:

March 31, 2008

China Valley Development Limited	$3
Guozhu Holdings Limited	4,478
Excellent Fame Investment Ltd.	332
Shenzhen Nanbeixing Trading Limited	3,617
Fogang Guozhu Plastics Co. Ltd.	783
$9,213

China Valley Development Limited, Guozhu Holdings Limited, Excellent Fame Investments Ltd and Fogang Guozhu Plastics Co. Ltd. are subsidiaries of China Bottles, Inc. The Company holds 48% of the common and preferred shares of China Bottles. The Company has entered into an informal agreement with China Bottles to provide working capital support in the form of notes payable by China Bottles to the Company. The notes yield interest to the Company at an annual interest rate equal to the market rate and are payable upon demand. The Hong Kong one-month risk-free market rate was approximately 3.5%; financial institutions typically charge 2-3% in addition to the base market rate. Accordingly, the interest rate was set at 6%.

Shenzhen Nanbeixing Trading Limited is a company in which Mr. Xu Hong Bin, the Company’s President and Director, holds a direct and indirect role as its legal representative for local registration purposes. This amount is interest free and due on demand.

NOTE 12 - Commitments and Contingencies

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

NOTE 13 - Subsequent event

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Heckmann Corporation, a Delaware corporation (“Parent”) and Heckmann Acquisition II Corp., a Delaware corporation and the Parent’s wholly-owned subsidiary (“Acquisition Sub”). Pursuant to the terms of the Merger Agreement, we will be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective, each share of the Company’s common stock (“Company Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of the Parent, as such fraction may be adjusted in accordance with the Merger Agreement, and/or (ii) at the election of the holders of Company Common Stock, an amount in cash equal to US$5.00 per share of Company Common Stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction is subject to customary closing conditions, including the approval of the stockholders of the Parent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our SEC filings particularly the Company's Annual Report on Form 10-K filed on May 1, 2008. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Restatement

The following Management Discussion and Analysis give effect to the restatement as discussed in Note 1 to the accompanying condensed consolidated financial statements.
Use of Terms

Except as otherwise indicated by the context, references in this report to:

•
“China Water,” “we,” “us,” “CWDK,” “the Company” or “our Company” are references to the business of Olympic Forward Trading Company Limited. before the Company’s reorganization and to China Water and Drinks Inc. and its consolidated subsidiaries after the Share Exchange;

•	“Guangdong Taoda” is a reference to our subsidiary, Guangdong Taoda Drink Company Limited;
•	“Taoda Group” is a reference to our subsidiaries, Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited;
•	“Gain Dynasty is a reference to our subsidiary “Gain Dynasty Investments Limited;
•	“Olympic” is a reference to our subsidiary, Olympic Forward Trading Company Limited;
•	“Nanning” is a reference to our subsidiary Nanning Taoda Drink Company Limited;
•	“Pilpol” is a reference to our subsidiary, Pilpol (HK) Biological Limited, which is Nanning’s parent company;
•	“Shenyang” is a reference to our subsidiary, Shen Yang Aixin Industry Company Ltd;
•	“China Bottles” is a reference to our 48% owned affiliate China Bottles, Inc., formerly known as Hutton Holdings Corporation;
•	“China” and “PRC” are a reference to the People’s Republic of China;
•	“RMB” is a reference to Renminbi, the legal currency of China;
•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;
•	“SEC” is a reference to the Untied States Securities and Exchange Commission;
•	“Securities Act” is a reference to Securities Act of 1933, as amended;
•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended; and
•
“Coca-Cola” and “Coca-Cola China Limited” are references to Coca-Cola China Limited and may include certain of its related affiliates, independent distributors, bottlers and other operations in China with whom we conduct business.

Overview of Our Business

Our corporate name is currently China Water and Drinks Inc. We were incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. From our inception until February 2007, we were considered an exploration stage company. During February of 2005 we acquired interests in 14 mining claims registered with the district office in Atlin, B.C. Canada and an additional nine claims were acquired in November 2006. As a result of a series of transactions from February 2007 to August 2007, we changed our ownership and business operations and discontinued pursuit of mining operations. Currently, we operate bottled water production facilities through six operating subsidiaries located in several provinces throughout China.

Our primary market is China where we produce and market our bottled water products primarily under the brand name “Darcunk”, which in Chinese means “Absolutely Pure”. We also supply bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos. Each of our six production plants has two types of production lines: one type produces bottle-sized (350ml-3.5L) bottled water and the other produces carboy-sized (18.9L) bottled water. We produce a variety of bottled water products including purified water, mineralized water and oxygenated water, and we plan to produce other specialized bottled water products including vitamins and nutrient enriched water and flavored water products in the future.

We operate in a large and fast growing industry. The global bottled water market reached a value of $61.0 billion in 2006 and is forecasted to increase by 41.6% to $86.4 billion in 2011 according to a report issued by Datamonitor. Growth in the bottled water industry is particularly high in China, which was the fastest growing consumer of bottled water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. The high growth rate is driven by a number of factors, including poor quality of drinking water across China, increasing spending power of China’s growing middle class, increasing health consciousness of Chinese citizens and consolidation in the bottled water industry. In 2007, the State Environment Protection Administration of China estimated that tap water in one-half of China’s major cities was polluted by industrial chemicals and agriculture fertilizers. Moreover, in 2005, a senior official estimated that 360 million people in China did not have safe water supplies. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems and growing demand for clean, drinkable water. In addition, according to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group will come with increased spending power and a desire and ability to consume higher-quality, branded products, including bottled water.

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Recent Developments

On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Heckmann Corporation, a Delaware corporation (“Parent”) and Heckmann Acquisition II Corp., a Delaware corporation and Parent’s wholly-owned subsidiary (“Acquisition Sub”). Pursuant to the terms of the Merger Agreement, we will be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock (“Company Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of Parent (“Parent Common Stock”), as such fraction may be adjusted in accordance with the Merger Agreement (the “Exchange Ratio”), and/or (ii) at the election of the holders of Company Common Stock, an amount in cash equal to US$5.00 per share of Company Common Stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. See the Company's Current Report on Form 8-K filed on May 20, 2008 for additional information on the Merger and a copy of the Merger Agreement and other agreements related to the Merger.

During the first fiscal quarter of 2008, we initiated and/or continued acquisition negotiations with several potential targets and businesses and plan to complete these acquisitions in 2008. We believe that these acquisitions will result in significant additional income in 2008 and strengthen of business operations in China. These acquisition negotiations include the following:

●	A bottle water producer and distributor based in Beijing. We expect that the strong growing consumption potential in Beijing will be accretive to our revenue in 2008.

●
A distilled bottle water producer and distributor that has an established brand awareness and well-constructed distribution network in Guangdong province. We believe the consolidation with this producer will further elevate our brand awareness and our own products will benefit from the joined network and platform.

●
To expand our market presence, we plan to acquire three bottle producers including one in Changsha, Hunan Province, one in Harbin, Liaoning Province, and one in Yunnan Province which has water source in plant. We expect to gain more market share across China through those horizontal acquisitions and obtain access to more clean water sources.

●
An original equipment manufacturer that produces tea drink and juice drink for several well known international beverage companies including Coco-cola and Uni-President. We expect to diversify our produce portfolio by adding advanced processing lines through this acquisition and enter into new emerging drink segments such as tea drink, juice drink, and other health drinks.

Financing Transaction During the First Quarter of 2008

On January 24, 2008, we entered into a securities purchase agreement, with certain investors, for the purchase and sale of 5% secured convertible notes for the aggregate purchase price $50,000,000 in transactions exempt from registration under the Securities Act of 1933, as amended. This financing transaction was consummated on January 29, 2008 and 60% of the Purchase Price or $30 million was released from escrow at the closing and the balance was disbursable when we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The 5% secured convertible notes rank senior to all outstanding and future indebtedness of our company and were secured by all of the capital stock owned directly or indirectly by the our majority stockholder, Mr. Xu, and by the Company in each of its subsidiaries (other than its subsidiaries located in the People's Republic of China) and China bottles, as evidenced by various pledge and share charge agreements executed at the closing of this financing transaction.

On March 31, 2008, we executed agreements amending certain terms of the aforementioned note financing transaction. Specifically, the pledge agreements securing repayment of the 5% secured convertible notes were amended to reduce the percentage of the equity pledged from a pledge of the equity we hold in our subsidiaries to a pledge of 65% of the equity interests we hold in our subsidiaries. The interest rate payable on the 5% secured convertible notes was also amended to increase the interest rate to 7% per annum. Additional information regarding this transaction and the issuance of the Notes can be found in the Company's Current Reports on Form 8-Ks filed January 28, 2008 and April 15, 2008 as well as Form 8-K/A filed on January 31, 2008.

First Fiscal Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the first fiscal quarter of 2008 and growth in our revenue and net income.

The following are some financial highlights for the first fiscal quarter of 2008:

Revenue: Revenue increased $9.24 million, or 149%, to $15.46 million for the three months ended March 31, 2008 from $6.22 million for the same period last year.

Gross Margin: Gross margin was 35% for the three months ended March 31, 2008, as compared to 31% for the same period last year.

Net Income: Net income increased $1.86 million, or 110%, to $3.55 million for three months ended March 31, 2008, from $1.69 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.04 for three months ended March 31, 2008, as compared to $0.03 for the same period last year.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the three-month periods ended March 31, 2008 and ended March 31, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended
	March-31		Increase	% Increase
	2008	2007	(Decrease)	% (Decrease)
Revenue	$15,457	$6,217	$9,240	149%
Cost of sales	(9,986)	(4,263)	(5,723)	134%
Gross Profit	5,471	1,954	3,517	180%

Selling, general and administrative	(1,620)	(267)	(1,353)	507%
Income from operations	3,851	1,687	2,164	128%

Other Income and (Expenses)	123	-	123
Interest expenses	(985)	-	(985)

Minority interest	(136)	-	(136)
Income from equity investment	1,365	-	1,365

Income before income taxes	4,218	1,687	2,531	150%

Provision for income taxes	(670)	-	(670)

Net income	$3,548	$1,687	$1,861	$110%

Revenues. Our revenue is derived from sales of our bottled water products. Revenues increased $9.24 million, or 149% to $15.46 million for the three months ended March 31, 2008 from $6.22 million for the same period in 2007.

The increase in revenue was mainly due to the increase in demand of bottle water for the period in China and the additional revenue contributed by the two newly acquired bottled water production plants on June 15, 2007 and August 24, 2007. These two newly acquired plants contributed $4.47 million, or 29% of revenue of the quarter for the Company.

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2008 and 2007.

	% of Sales Revenues
Sales by Product Category	Three months ended March 31,2008	Three months ended March 31,2007
Bottle-sized water	69%	68%
Carboy-sized bottled water	21%	32%
Others	10%
Total sales volume	100%	100%

Sales by Source Category	Three months ended March 31,2008	Three months ended March 31,2007
Own-brand and Private Labels	70%	88%
OEM	20%	12%
Others	10%
Total sales volume	100%	100%

As the table above indicates, the bottle-sized sector accounts for an aggregate of 69% and 68% of our sales for the three months ended March 31, 2008 and 2007, respectively. The carboy-sized sector accounts for 21% and 32% of our sales for the three months ended March 31, 2008 and 2007, respectively. We also sold some spare PET bottle production and other raw materials which accounts for 10% of our sales in this quarter.

Cost of Goods Sold. Our cost of goods sold in primarily comprised of the cost of our new materials, components, labs and overhead. Our cost of goods sold increased $5.72 million, or 134%, to $9.99 million for the three months ended March 31, 2008 from $4.26 million during the same period in 2007. We believe that this increase was in line with our increased in revenue. As a percentage of revenues, the cost of goods sold decreased to 65% during the three months ended March 31, 2008 from 69% in the same period in 2007, which was mainly attributable to the fixed costs recorded in cost of sales and other overhead expenses which remained constant while our revenue and production capacity increased.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of goods sold. Our gross profit increased $3.52 million, or 180%, to $5.47 million for the three months ended March 31, 2008 from $1.95 million during the same period in 2007. Gross profit as a percentage of revenues was 35% for the three months ended March 31, 2008, an increase of 4% from 31% during the same period in 2007. Such percentage increase was mainly due to the automated PET bottle production facility which we introduced in late 2007 that boosted our efficiencies in all product categories. Gross margins for bottle-sized water products and carboy-sized bottled water products rose to 35% and 38% respectively in the first quarter ended March 31, 2008, from 31% and 34% in the same period of 2007.

	Gross Margin
Gross Margins by Product Category	Three months ended March 31,2008	Three months ended March 31,2007
Bottle-sized water	35%	31%
Carboy-sized bottled water	38%	34%
Others	7%	-%

Gross Margins by Source Category	Three months ended March 31, 2008	Three months ended March 31, 2007
Own-brand and Private Labels	36%	33%
OEM	42%	25%
Others	7%	-%

Selling Expenses. Selling expenses include sales representative commissions, the cost of advertising and promotional materials, salesperson salaries and expenses. Our selling expenses were $0.04 million for the three months ended March 31, 2008. As a percentage of revenues, selling expenses accounted to 0.26% for the three months ended March 31, 2008.  The increase is mainly contributed by the increase in traveling expenses during the quarter. We incurred more traveling expenses because we conducted more marketing activities to promote the sales of our products and has found more distributor clients during the first quarter of year 2008.

Administrative Expenses. Administrative expenses include the costs associated with staff and support personnel who manage our business activities and of professional fees paid to third party service providers. Our administrative expenses were $1.58 million (10% of total sales) and $0.28 million (4% of total sales) for the three months ended March 31, 2008 and 2007, respectively. The increased administrative expenses were mainly due to increases in professional service fees related to our status as a public company.

Interest expense. Our interest expense were $0.99 million during the first quarter of 2008. On January 24, 2008, we issued $50 million of convertible notes. The interest rate is 7%. During period from January 24 through March 31, 2008, interest expense to pay the investors is $ 0.6 million, resulting from the amortization of deferred financing cost is $0.36 million, interest expenses for the lines of credit and note payable is 0.03 million.

Income Taxes. For the three months ended March 31, 2007, we were exempted from income tax and thus incurred no income taxes cost, while for the same period in 2008, we recognized an income tax expense of $0.67 million.

Net Income. Net income increased $1.86 million, or 110%, to $3.55 million for three months ended March 31, 2008, from $1.69 million for the same period of last year due to the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $23.0 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

(all amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
Cash Flow	2008	2007
Net cash provided by operating activities	$2,568	$1,979
Net cash used in investing activities	(16,091)	(67)
Net cash provided by (used in) financing activities	26,085	(6)
Net cash flow	$12,562	$1,906

Operating Activities

Net cash provided by operating activities was approximately $2.5 million for the three-month period ended March 31, 2008, which is an increase of approximately $0.5 million from approximately $2.0 million net operating activities for the same period of 2007. The increase of the cash provided by operating activities was mainly attributable to two acquisitions made by the Company in late 2007 which increased sales and our revenue.

Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2008 was $16.0 million, which is an increase of approximately $16.0 million from net cash used in investing activities of approximately $0.07 million for the same period of 2007.  Our main uses of cash for investing activities went to deposits for business expansion pursuits including the acquisition of Guangshou Grand Canyon Distilled Water Co. Ltd and five other prospective acquisition targets.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2008 was approximately $44.0 million, which is an increase of approximately $44.0 million from approximately $0.006 million net cash used in financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly attributed by the convertible notes we issued in January 2008 that contributed $26.1 million proceeds in the first quarter of 2008.

Our bank loans, other interest bearing borrowings and their maturities as of March 31, 2008 were as follows:

All amounts, other than percentages in thousands of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Bank of China, Hong Kong	155	October 10,2 003	October 10, 2012	9 years
Shenyang Liaozhong Xian Rural Credit Union	85	June 23, 2006	November 20, 2008	2 years
Shenyang Liaozhong Xian Rural Union	142	December 5, 2006	November 20, 2009	3 years
Total	382

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations under Material Contracts and Commercial Lending Arrangements and Agreements

Our obligations under material contracts as of March 31, 2008 are as follows:

	(All amounts in thousands of US dollars)
	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$382	$116	$242	$24	-
Operating Lease Obligations	998	545	391	62	-
Total	$1,380	$661	$633	$86	-

Provision for Income Taxes

United States

China Water and Drink Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Water had no taxable income for the first quarter of fiscal year 2008.

British Virgin Islands

Our subsidiaries, Gain Dynasty Investments Limited and Fine Lake International Limited, were incorporated in the British Virgin Islands, or BVI, and, under the current laws of the BVI, are not subject to income taxes.

PRC

Before the implementation of the enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

As approved by the relevant PRC tax authority, our subsidiaries Guangdong Taoda Drink Co., Limited, Zhanjiang Taoda Drink Co., Limited, Changchun Taoda Beverage Co., Limited, Shandong Olympic Forward Drink Co., Limited and Nanning Taoda Drink Company Limited were entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of the above companies commenced in 2006. Accordingly, the above companies were exempted from EIT for 2006 and 2007 and thereafter entitled to a 50% reduction on EIT tax rate of 16.5% for 2008, 2009 and 2010. The year of 2010 is the last year that we enjoy a 50.0% tax reduction. From 2011, we are subject to PRC EIT at a rate of 25.0% of assessable profits, consisting of a 25% national tax.

Seasonality

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The Company did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on its consolidated financial statements.

Critical Accounting Policies

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

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of members of their management, including our Chief Executive Officer ("CEO") and our interim Chief Financial Officer ("interim CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and interim CFO have concluded that the Company’s internal controls and procedures are not effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings, because of a material weakness in the internal controls over financial reporting identified by our independent auditors in connection with the audit of their fiscal 2007 year as discussed below and in their Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on May 1, 2008.

In connection with the annual audit and preparation of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, certain control deficiencies were noted by our independent auditors in the close process. Such deficiencies include: 1) the Company did not maintain an effective Audit Committee to oversee the effectiveness of the system of internal control, 2) the Company did not maintain effective controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements, 3) the internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and period-end close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness also includes failures in the operating effectiveness of controls which would ensure (i) proper cut-off of revenues and expenses and (ii) proper accounting for value added taxes.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls over Financial Reporting

The Company has been and continues to strengthen procedures and controls, and is currently reviewing the matters identified during the course of the 2007 audit to determine how to most effectively remedy such issues.

During the first quarter of 2008, the Company took actions to further strengthen our internal controls, including:

1. Continuing the process to become Sarbanes-Oxley 404 Compliant including implementing extensive review and approval procedures of the Company's financial statements and SEC Reports. The Company is in the process of developing comprehensive policies and procedures over revenue recognition, including requirement for documentation to recognize revenues under financial reporting standards and enhance the control processes surrounding the review and approval of revenue.

2. Hiring and training Accountants and Accounting Managers, and continuing to train new personnel.

3. The Company has hired a US GAAP consultant firm with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure pursuant to SEC rules, which will enhance the supervisory control over financial statements GAAP conversion and financial reporting.

On an ongoing basis, we will continue to review our internal controls and disclosure controls and may identify additional measures which will enhance our internal controls over financial reporting. The process of designing and implementing effective controls is a continuous effort that requires the Company to anticipate and react to changes in our business and regulatory environments and to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies. We will assess the significance of any control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

The disclosure controls and procedures which we continue to develop and complement are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to reasonably assure that such information is accumulated and communicated to their management, including the CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how we conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been prevented or detected.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except the unregistered sales of equity securities previously disclosed in a Current Report Amendment No. 1 on Form 8-K/A filed with SEC on January 31, 2008, there is no other unregistered sales of equity securities during the three-month period ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first fiscal quarter of 2008.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 20, 2008

CHINA WATER AND DRINKS INC.

By: /s/ Xing Hua Chen
Xing Hua Chen
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Wen Ding Hu
Wen Ding Hu
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.