Form 10-K/A
period 2007-12-31
China Water & Drinks Inc..
filed 2008-06-12
CIK 1344133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
852-26206518
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

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

There were a total of 94,521,395 shares of the registrant’s common stock outstanding as of June 9, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

China Water and Drinks Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended, December 31, 2007, which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2008 (the “Form 10-K,” as amended by Amendment No. 1 to the Form 10-K filed with the SEC on May 16, 2008), to restate its consolidated balance sheet as of December 31, 2007 (the “Balance Sheet”) to correct an error in the estimate of fair value of the Company’s common stock issued in connection with the acquisition of China Bottles Inc. (formerly Hutton Holdings Corporation), as described in Note 16 of the Notes to the Consolidated Financial Statements. The fair value of the shares of the Company’s common stock issued to China Bottles as part of the consideration was originally estimated to be $7.70 per share. This estimate was based on management’s initial valuation. Subsequently, management completed its final valuation and determined that the estimated fair value of the shares issued in the transaction was $3.50 per share. The decrease in the estimated fair value of these shares was primarily due to consideration of the effects on the quoted market price related to, among other things, price fluctuations, quantities traded, and issue costs. As a result, the “investment in unconsolidated equity investee” recorded in the Balance Sheet was decreased by $8,960,000, the “additional paid-in capital” was increased by $8,960,000, and the Company’s “total assets” and “stockholders’ equity” were decreased by $8,960,000, respectively. The restatement does not affect the Company’s results of operations, cash flows or basic or diluted earnings per share, all of which were recorded in the Balance Sheet.

Unless otherwise indicated, this report speaks only as of the date that the Form 10-K was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the original report on Form 10-K (as amended by Amendment No.1), except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, and 32.1 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2007, including Amendment No. 1.

CHINA WATER AND DRINKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

Number		Page

PART I

Item 1.	Business	6-19
Item 1A.	Risk Factors	19-30
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31

PART II

Item 5.	Market for registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32-33
Item 6.	Selected Financial Data	33-34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-46
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	46-47
Item 8.	Financial Statements and Supplementary Data	47-48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48-49
Item 9A.	Controls and Procedures	49-51
Item 9B.	Other Information	51

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance Compliance with Section 16(A) of the Act	51-54
Item 11.	Executive Compensation	54-58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58-60
Item 13.	Certain Relationships and Related Party Transactions, and Director Independence	60-62
Item 14.	Principal Accountant Fees and Services	62

PART IV

Item 15.	Exhibits and Financial Statement Schedules	62-65
	Index to Consolidated Financial Statements	F-1
	Consolidated Financial Statements	F-2 to F-29

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to China Water and Drinks Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-K; and any statements or assumptions underlying any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

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

•	“Guangdong Taoda” is a reference to our subsidiary, Guangdong Taoda Drink Company Limited;

•	“Taoda Group” is a reference to our subsidiaries, Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited;

•	“Gain Dynasty is a reference to our subsidiary “Gain Dynasty Investments Limited;

•	“Olympic” is a reference to our subsidiary, Olympic Forward Trading Company Limited;

•	“Nanning” is a reference to our subsidiary Nanning Taoda Drink Company Limited;

•	“Pilpol” is a reference to our subsidiary, Pilpol (HK) Biological Limited, which is Nanning’s parent company;

•	“Shenyang” is a reference to our subsidiary, Shen Yang Aixin Industry Company Ltd;

•	“China Bottles” is a reference to our 48% owned affiliate China Bottles Inc., formerly known as Hutton Holdings Corporation;

•	“China” and “PRC” are a reference to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

•	“SEC” is a reference to the Untied States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

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

Our Corporate History and Background

Our corporate name is currently China Water and Drinks Inc. Our predecessor was incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. From our inception until February 2007, we were considered an exploration stage company. During February 2005 we acquired interests in 14 mining claims registered with the district office in Atlin, B.C. Canada and nine additional claims were acquired in November 2006. As a result of the transactions described below, our ownership and business operations changed and we discontinued pursuit of mining operations. Currently, we operate bottled water production facilities through six operating subsidiaries located in several provinces throughout China.

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

•
On May 1, 2007, we caused to be formed a corporation under the laws of the State of Nevada called China Water and Drinks Inc. (“Merger Sub”) and on May 2, 2007, we acquired one hundred shares of Merger Sub’s common stock for cash. As such, Merger Sub became our wholly-owned subsidiary. On May 14, 2007, Merger Sub was merged with and into us. As a result of the merger, our corporate name was changed to “China Water and Drinks Inc.” We were the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

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

•
On June 15, 2007, in exchange for a total consideration value of $10,665,044 with $5,332,522 in cash and $5,332,522 in common stock to be issued at a future date, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province by acquiring through our wholly own subsidiary, Fine Lake International Ltd., Pilpol (HK) Biological Limited, Nanning’s parent. Nanning’s production plant produces bottled water in bottle sizes ranging from 350ml to 1,500ml as well as an 18.9L bottle. Nanning has two production lines with a capacity of 160 million liters of bottled water per year. As of December 31, 2007, we had not yet issued the $5,332,522 in shares of our common stock to the former Nanning stockholders.

•
On August 24, 2007, we acquired 66.67% of the outstanding equity of a bottled water production company located at Shenyang City, the Liaoning Province of PRC (“Shenyang”) in exchange for cash consideration of $2,120,000. Shenyang has two production lines with a capacity of 80 million liters of bottled water per year.

•
On August 31, 2007, in exchange for $9,000,000 in cash and 2,133,333 shares of our common stock, we acquired approximately 48% of the outstanding equity of Hutton Holdings Corporation (now known as China Bottles Inc.) through a purchase of an aggregate of 11,000,000 shares of common stock of Hutton and 5,000,000 shares of preferred stock of Hutton, each of which is convertible into five shares of common stock.

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

In 2006, the top four brands of bottled water (Hangzhou Wahaha Group, Nongfu Spring Co. Ltd., Guangdong Robust Corp. and Coca-Cola China Ltd.) accounted for approximately 53% of total market share. While the market is concentrated in several brands, there are still several thousand bottled water brands in China. Still bottled water accounted for approximately 98% of bottled water volume in 2006 and showed the strongest growth as a result of the industry leaders extending their sales efforts to include third tier cities in China and expanding their distribution networks. Notwithstanding, we believe that the distribution breadth of and penetration rates for most bottled water producers will remain bounded due to comparatively high transportation costs, constricted geographical coverage and limited production capability of their plants.

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

•
Growing Middle Class in China.According to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. This group will come with increased spending power and a desire and ability to purchase consumer products, including bottled water.

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

Our production process from manufacturing to end products depicted below:

Corporate Milestones

We have been producing bottled water since 1996 and are one of the leaders in the bottled water industry in China. Certain of our milestones are highlighted in the table below:

Milestone	Completion Date

Plant in Zhanjiang city placed in production	1996

Production of bottled water for Coca-Cola in China	1996

Sales of own branded product	1997

Plant in Shandong (Feixian city) established	2002

Plant in Shandong (Feixian city) placed in production	2003

Plant in Guangzhou city established and placed in production	2003

“Darcunk” product sold in Shandong province and Guangdong province	2003

Applied for registration of trademark “Darcunk”	2005

“Darcunk” product sold in six provinces in China	2005

Plant in Changchun city established and placed in production	2005

“Darcunk” products sold by more than 3,600 distributors in China	2006

Acquired 100% of equity of production plant located at Nanning City, Guangxi Province, PRC	2007

Acquired 66.67% of equity of bottled production company located at Shenyang City, Liaoning Province, PRC	2007

Acquired 48% of equity of China Bottles Inc., formerly known as Hutton Holdings Corporation, a major manufacturer of PET injection molding and PET bottle blowing equipments and supplier of injection and bottle blowing molding in China	2007

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

Within the past two years, we acquired a controlling interest in several complementary businesses through our acquisitions of Nanning and Shenyang, and we also acquired a 48% shareholding in Hutton Holdings, which is now known as China bottles Inc. These acquisitions have expanded our customer base, sales opportunities, production capacity, distribution network and afforded us certain economies of scale with respect to our costs of operations.

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

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. In addition, such equity or convertible debt securities may have rights, preferences and privileges senior to those of our common stock. This may reduce a stockholder’s return on investment or cause a complete loss in the investment.

Risks Related to our Stock and the Market for Our Stock Generally

The concentrated ownership of our common stock may have the effect of delaying or preventing a change in control of our Company.

Our directors, officers, key personnel and their affiliates as a group beneficially own approximately 51% of our outstanding common stock. As a result, these stockholders will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. Please read “Security Ownership of Certain Beneficial Owners and Management”.

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

The PRC accounting laws require an annual “statutory audit” to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. generally accepted accounting principles, or GAAP. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to U.S. GAAP, requires interpretation and exercise of judgment. This may increase costs or cause additional errors. Moreover, our PRC accounting records may not convert directly into the needed U.S. GAAP accounting records, causing inaccuracies or misstatements that could negatively impact our ability to get a clean audit opinion in the U.S. or may lead to fines by certain governmental bodies, which could negatively impact our financial performance and/or stock price.

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

Holders

As of June 8, 2008, there were approximately 58 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, we did not have any equity compensation plans; however we may wish to implement such plans in the future.

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

The selected financial information for the fiscal year ended December 31, 2007 reflects the acquisition of Pilpol (HK) Biological Limited on June 15, 2007 and the acquisition of Shenyang Aixin Industry Limited on August 24, 2007, as well as the acquisition of China Bottles Inc. (formerly known as Hutton Holdings Corporation) on August 31, 2007. The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this prospectus and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(amount in thousands of U.S. dollars, except earnings per share)

	Year ended December 31,
	2007	2006	2005	2004	2003
Revenue
Sales	$56,773	$35,700	$27,680	$7,380	$7,163
Cost of sales	(37,342)	(26,621)	(19,666)	(6,176)	(5,442)
Gross profit	19,431	9,079	8,014	1,204	1,721
Expenses
General and administrative expenses	(1,874)	(2,923)	(1,045)	(199)	(181)
Selling expenses	(64)	(178)	-	(10)	(13)
Total Expenses	(1,938)	(3,101)	(1,045)	(209)	(194)
Income before the following items and taxes	17,493	5,978	6,969	995	1,527
Other Income	541	285	-	5	3
Income from equity investment	1,797	-	-	-	-
Income before income taxes and minority interests	19,831	6,263	6,969	1,000	1,530
Income taxes	(307)	-	-	-
Minority interests	(76)	-	-	-	-
Net income	19,448	6,263	6,969	1,000	1,530
Earnings per share:
Basic	$0.25	$0.10	$0.12	$0.02	$0.03
Diluted	$0.24	$0.10	$0.12	$0.02	$0.03
Weighted average number of shares outstanding:
Basic	77,196	59,872	59,872	59,872	59,872
Diluted	80,896	59,872	59,872	59,872	59,872

	2007	2006	2005	2004	2003
Balance sheet data:

Cash and cash equivalents	$10,868	$1,836	$1,371	$793	$429
Working capital	32,358	957	6,078	2,795	2,114
Total assets	90,334	26,062	17,126	8,206	6,563
Total current liabilities	21,060	19,343	6,797	2,944	2,337
Long term liability	267	163	191	-	-
Total liabilities	21,327	19,506	6,988	2,944	2,337
Minority interest	517	-	-	-	-
Total stockholders’ equity	68,490	6,556	10,138	5,262	4,226

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K/A. This 10-K/A may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “RISK FACTORS”.

Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

RESTATEMENT

The following Management Discussion and Analysis gives effect to the restatement as discussed in Note 16 to the accompanying consolidated financial statements.

CORPORATE OVERVIEW

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

Our Corporate Reorganization and Structure

As mentioned in the foregoing paragraphs, our corporate name is currently China Water and Drinks Inc. Our predecessor was incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. As a result of the transactions described below our ownership and business operations changed and we discontinued pursuit of mining operations. Currently, we operate bottled water production facilities through six operating subsidiaries located in several provinces throughout China.

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

•
On May 1, 2007, we caused to be formed a corporation under the laws of the State of Nevada called China Water and Drinks Inc. (“Merger Sub”) and on May 2, 2007, we acquired one hundred shares of Merger Sub’s common stock for cash. As such, Merger Sub became our wholly-owned subsidiary. On May 14, 2007, Merger Sub was merged with and into us. As a result of the merger, our corporate name was changed to “China Water and Drinks Inc.” We were the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

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

•
On August 31, 2007, in exchange for $9,000,000 in cash and 2,133,333 shares of our common stock, we acquired approximately 48% of the outstanding equity of Hutton Holdings Corporation (now known as China Bottles Inc.) through a purchase of an aggregate of 11,000,000 shares of common stock of Hutton and 5,000,000 shares of preferred stock of Hutton, each of which is convertible into five shares of common stock.

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

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

All amounts, other than percentages, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)

Sales Revenue	56,773	35,700	21,073	59%
Costs of Goods Sold	(37,342)	(26,621)	10,721	40%
Gross Profit	19,431	9,079	10,352	114%
General and Administrative	(1,874)	(2,923)	(1,049)	(36)%
Expenses
Selling Expenses	(64)	(178)	(114)	(64)%
Income from Operations	17,493	5,978	11,515	193%
Other income (Expenses)	541	285	256	90%
Income tax	(307)	-	(307)	-
Minority interest	(76)	-	(76)	-
Income from equity investment	1,797	-	1,797	-
Net income	19,448	6,263	13,185	211%

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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

All amounts, other than percentages, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)

Sales Revenue	35,700	27,680	8,020	29%
Costs of Goods Sold	(26,621)	(19,666)	6,955	35%
Gross Profit	9,079	8,014	1,065	13%
General and Administrative	(2,923)	(1,045)	1,878	180%
Expenses
Selling Expenses	(178)	-	178
Income from Operations	5,978	6,969	(991)	(14)%
Other income (expenses)	285	-	285	-
Income tax	-	-	-	-
Minority Interest		-	-	-
Net income	6,263	6,969	(706)	(10)%

Sales Revenue. Sales revenue increased $8.0 million, or 29%, to $35.7 million during 2006 from $27.7 million in 2005. This increase was mainly attributable to the increase in demand associated with the growth of bottled water in China. Such demand led to a greater number of sales which contributed to the increase in revenues.

Cost of Sales. Our cost of sales increased $6.9 million, or 35%, to $26.6 million during 2006 from $19.7 million in 2005. This increase was mainly due to an increase in sales volume . As a percentage of sales revenue, the cost of goods sold increased to 75% during 2006 from 71% during 2005 due primarily to increased staff cost that were allocated to the cost of sales.

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

Liquidity and capital resources

As of December 31, 2007, we had cash and cash equivalents of $10.9 million. Our current assets were $53.4 million and our current liabilities were $21.1 million as of December 31, 2007 which results in a current ratio of approximately 2.5: 1. Total stockholders’ equity as of December 31, 2007, was $68.4 million.

Our bank loans, other interest bearing borrowings and their maturities as of December 31, 2007 were as follows:

All amounts, other than percentages in thousands of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration

Bank of China, Hong Kong	161.8	October 10, 2003	October 10, 2012	9 years
Shenyang Liaozhong Xian Rural Credit Union	82.0	June 23, 2006	November 20, 2008	2 years
Shenyang Liaozhong Xian Rural Union	136.7	December 5, 2006	November 20, 2009	3 years
Total	380.5

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

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104. All of the following criteria must exist in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company’s pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

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

Goodwill and Purchased Intangible Assets. We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps:

1.
A reporting unit’s fair value is compared to its carrying value. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the fair value is less than its carrying value, impairment is indicated;

2.	If impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level.

Long-lived and Amortizing Intangible Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Share-based payment transactions. We have issued shares of our common stock as partial payment for certain business acquisitions. Payments made in shares of our common stock are valued based on the estimated fair value of the shares issued in the transaction. The market price of our common stock for a reasonable period of time before and after the date that the terms of the acquisition are agreed to and announced is considered in determining the fair value. The estimated fair value of the shares takes into consideration the effects on the quoted market price related to price fluctuations, quantities traded, issue costs and the like.

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

	Three Months Ended (amounts in thousand of U.S. Dollars)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD
Net Revenues	$7,266	$8,830	$10,319	$9,285
Gross profit	$1,894	$2,436	$2,754	$1,995
Net income	$1,621	$2,034	$2,508	$100
Net income per common share:	$0.03	$0.03	$0.04	$0.00
Basic and diluted

	Three Months Ended (amounts in thousand of U.S. Dollars)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD

Net Revenues	$6,217	$12,498	$18,520	$19,538
Gross profit	$1,953	$4,310	$6,602	$6,566
Net income	$1,678	$3,936	$5,823	$8,011
Net income per common share:	$0.03	$0.06	$0.07	$0.09
Net income per common share:
Basic and diluted	$0.03	$0.06	$0.07	$0.08

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation and filing of our Annual Report on May 1, 2008, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.

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

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management’s Report on Internal Control over Financial Reporting (as revised)

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

1.
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

2.
We did not maintain effective controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements . This resulted from an insufficient complement of local financial and accounting staff who is knowledgeable of local accounting and US GAAP financial reporting rules to support the size of our company’s current organizational structure. During the course of the preparation of consolidated financial statements, we discovered accounting errors in some of our transactions, and we subsequently reevaluated the transactions and recorded the necessary period end adjustments. We believe that these adjustments reflected a material weakness in our internal controls over accounting and financial reporting. We believe that this restatement reflects a material weakness in our policies and procedures related to our review of complex accounting transactions.

3.
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

4.
Subsequent to filing the Annual Report on Form 10-K for the year ended December 31, 2007, management became aware of a misstatement in our consolidated balance sheet as described in Note 16 to the consolidated financial statements included in this Form 10-K/A. As a result of this misstatement, management determined that the audited financial statements included in our Form 10-K for the year ended December 31, 2007 should be restated to correct this misstatement.

This annual report on Form 10-K/A does not include an attestation report of our registered independent public accounting firm regarding management’s assessment of the Company’s internal control over financial reporting. Management’s report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

1.
We are in the process of employing one independent director who should be a financial expert with necessary accounting or related financial expertise to establish an effective Audit Committee, together with setting up the relevant procedures and working plans;

2.	We established an internal audit department and transferred further resources to this department;

3.	We are in the process of recruiting a qualified experienced internal auditor with the skills to oversee the internal audit activities;

4.	We are in the process of negotiating with a professional advisory firm in order to outsource part of our internal audit function;

5.	We plan to negotiate with a professional advisory firm on financial advisory services regarding PRC and US GAAP.

6.
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

7.
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

Hu Wen Ding, age 45, is the interim Chief Financial Officer of the Company and has served as Financial Director of four of our China Water and Drinks subsidiaries since June 2005. Prior to that, he was a director of a financial consultant company which provided extensive accounting and taxation consultancy services to large corporations for many years. Mr. Hu has a Bachelor in Business Administration and has over 28 years of experience in financial management and accounting.

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

Charles Cheung Wai Bun, age 70, has served as an independent director of the Company since August 1, 2007. Dr. Cheung is a Justice of the Peace, holds an honorary doctor’s degree in business from John Dewey University, a master’s degree in business administration and a Bachelor of Science degree from New York University. He has over 30 years of senior management level experience at companies in various industries including over 22 years’ experience in banking. He was the Group Chief Executive and Executive Deputy Chairman of Mission Hills Group, a Hong Kong-based company from October 1995 to May 2007. He is also an independent non-executive director and chairman of the audit committees of GEG, Shanghai Electric Group Company Limited, Pioneer Global Group Limited and Prime Investments Holdings Limited, which are companies listed on the Main Board of the Stock Exchange of Hong Kong Limited. Dr. Cheung is also a Senior Advisor to the Metropolitan Bank & Trust Company located in the Philippines. He was a former director and advisor of the Tung Wah Group of Hospitals and is a Vice Chairman of the Guangdong Province Golf Association. He received the Director of the Year Award (Listed Company — Non-Executive Director) from the Hong Kong Institute of Directors in 2002. He is also a Council Member of The Hong Kong Institute of Directors.

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xu, Hong Bin (President and Director)
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Chen, Xing Hua (CEO and Director)
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Ng Tak Kau (COO)
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Hu, Wen Ding (Interim CFO)
	2007	9,846	—	—	—	—	—	—	9,846
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Cheung Wai Bun Charles (Independence Director)
	2007	6,649	—	—	—	—	—	—	6,649
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Liang, Qiu Xia (Director)
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Chan Wai Yee, Joseph (CFO, resigned)
	2007	22,935	—	—	—	—	—	—	22,935
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—

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

Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of common stock as of December 31, 2007 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock based on such person’s public filings with the SEC, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. As of June 9, 2008 there were 94,521,395 shares of issued and outstanding common stock of the Company.

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

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years. Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Madsen & Associates CPA Inc., or Madsen, for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and fees billed for other services rendered by them during this period, and fees for professional audit services billed and expected to be billed by GPH Horwath P.C., or Horwath, for the audit of the Company’s annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by them during this year.

	Fiscal 2007	Fiscal 2006
Audit fees (1)	$474,000	$-
Audit Related Fees-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$474,000	$-

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

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

2.4	Amendment No. 1 to Stock Purchase Agreement dated as of June 15, 2007(9)

2.5
Stock Purchase Agreement dated August 24, 2007, by and among China Water and Drinks Inc, Pilpol (HK) Biological Limited, a Hong Kong corporation (“Pilpol”), and Haoyang Bian, the sole shareholder of Shen Yang Aixin Industry Company Limited. (10)

2.6	Stock Purchase Agreement dated August 31, 2007 by and among China Water and Drinks Inc, Cai Yingren and Wu Wen, each being shareholders of Hutton Holdings Corporation.(11)
3.1	Articles of Incorporation (4)
3.2	Certificate of Amendment to the Articles of Incorporation (5)
3.3	By-laws of the Company (4)
3.4	Amendment to By-laws of the Company (6)
3.5	Certificate of Designation for Series A Preferred Stock (7)
3.6	Code of Ethics (8)
10.1	Form of Securities Purchase Agreement dated as of May 31, 2007 (7)
10.2	Form of Registration Rights Agreement dated as of May 31, 2007 (7)
10.3	Lock Up Agreement dated as of May 31, 2007 (7)
10.4	Make Good Escrow Agreement dated as of May 16, 2007 (7)
10.5	Stock Pledge Agreement dated as of May 31, 2007 (7)
10.6	Securities Purchase Agreement, dated January 26, 2008 (15)
10.7	Form of 5% Secured Convertible Note, dated January 29, 2008 (15)
10.8	Escrow Agreement, dated January 24, 2008 (15)
10.9	Registration Rights Agreement, dated January 24, 2008 (15)
10.10	Stock Pledge Agreement, dated January 29, 2008 (16)
10.11	Charge Over Shares of Gain Dynasty Investments Limited dated January 25, 2008 (16)
10.12	Charge Over Shares of Fine Lake International Limited, dated January 25, 2008 (16)
10.13	Share Charge Over Shares of Pilpol (HK) Biological Limited, dated January 29, 2008 (16)
10.14	Share Charge Over Shares of Olympic Forward Trading Company dated January 29, 2008 (16)
10.15	Deed of Amendment Regarding Shares of Gain Dynasty Investments Limited dated March 31, 2008 (17)
10.16	Deed of Amendment Regarding Shares of Fine Lake International Limited, dated March 31, 2008 (17)
10.17	Memorandum of Partial Release Regarding Shares of Gain Dynasty Investments Limited dated March 31, 2008 (17)

10.18	Memorandum of Partial Release Regarding Shares of Fine Lake International Limited, dated March 31, 2008 (17)
10.19	Equity Pledge Agreement between Olympic Forward Trading Ltd. and Gain Dynasty Investments Limited, dated March 31, 2008 (17)
10.20	Equity Pledge Agreement between Pilpol (HK) Biological Limited and Fine Lake International Limited, dated March 31, 2008 (17)
10.21	Amendment No. 1 to 5% Secured Convertible Note Due January 29, 2011, dated as of April 1, 2008 (17)
10.22	Letter Agreement dated March 31, 2008 Amending Securities Purchase Agreement dated as of January 24, 2008. (17)
10.23	Processing Agreement between Jilin COFCO Coca-Cola Beverages Co. Ltd.and Changchun Taodai Beverage Co. Ltd., dated September 1, 2005.(18) **
10.24	Processing Agreement between Guangdong Taigu Coca-Cola Beverages Co. Ltd.and Guangdong Taoda Beverage Co. Ltd., dated January 1, 2008.(18) **
10.25	Processing Agreement between Nanning Coca-Cola Beverages Co. Ltd. and Nanning Taoda Beverage Co. Ltd., dated January 1, 2006. (18)
10.26	Processing Agreement, dated March 1, 2008, between Qingdao Coca-cola Beverages Co., Ltd. and Shandong Taoda Olympic Forward Drink Co., Ltd.(18) **
10.27	Processing Agreement, dated March 29, 2007, between Shenyang Coca-cola Beverages Co., Ltd. and Changchun Taoda Beverage Co., Ltd. (18)
20.2	Amendment No. 1 to Stock Purchase Agreement dated as of June 15, 2007 (13)
31.1	Certification of Chen Xin Hua pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Hu Wen Ding pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed as part of this Form 10-K/A
** Registrant has omitted portions of the referenced exhibits and filed such exhibits separately with the Securities and Exchange Commission, pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.

(1)	Incorporated by reference herein to the Report on Form 8-K dated May 11, 2007.
(2)	Incorporated by reference herein to the Report on Form 8-K dated May 17, 2007.
(3)	Incorporated by reference herein to the Report on Form 8-K dated June 21, 2007.
(4)	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed on January 19, 2006.
(5)	Incorporated by reference herein to the Company’s information statement on Schedule 14C filed on June 19, 2007.
(6)	Incorporated by reference herein to the Report on Form 8-K dated May 22, 2007.
(7)	Incorporated by reference herein to the Report on Form 8-K dated June 5, 2007.
(8)	Incorporated by reference herein to the Annual Report on Form 10-K dated May 1, 2008.
(9)	Incorporated by reference herein to the Report on Form 8-K dated August 15, 2007.
(10)	Incorporated by reference herein to the Report on Form 8-K dated August 24, 2007

(11)	Incorporated by reference herein to the Report on Form 8-K dated August 31, 2007
(12)	Incorporated by reference herein to the Company’s Form SB-2 Optional form for registration of securities filed on September 14, 2007.
(13)	Incorporated by reference herein to the Report on Form 8-K/A dated December 31, 2007
(14)	Incorporated by reference herein to the Report on Form 8-K dated December 31, 2007
(15)	Incorporated by reference herein to the Report on Form 8-K dated January 24, 2008
(16)	Incorporated by reference herein to the Report on Form 8-K/A dated January 30, 2008
(17)	Incorporated by reference herein to the Report on Form 8-K dated April 15, 2008
(18)	Incorporated by reference herein to the Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on May 16, 2008.

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA WATER AND DRINKS INC.

Dated: June 12, 2008	By:	/s/ Chen Xing Hua
Chen Xing Hua
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Chen Xing Hua	Chief Executive Officer and Director
Chen Xing Hua	(Principal Executive Officer)

/s/ Hu Wen Ding	Interim Chief Financial Officer and Treasurer
Hu Wen Ding	(Principal Financial Officer)

/s/ Xu Hong Bin	Director and President
Xu Hong Bin

/s/ Liang Qiu Xia	Director
Liang Qiu Xia

CHINA WATER AND DRINKS INC.
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2 to F-4
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations and Comprehensive Income	F-6
Consolidated Statement of Cash Flows	F-7
Consolidated Statement of Stockholders’ Equity	F-8
Notes to the Consolidated Financial Statements	F-9 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders China Water and Drinks Inc.

We have audited the consolidated balance sheet of China Water and Drinks Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of China Bottles Inc., the Company’s unconsolidated equity investee, which statements constitute 20% and 9% of total consolidated assets and net income, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for China Bottles Inc, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Water and Drinks Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2007 to reflect the correction of an error in the estimate of fair value of the Company’s common stock issued in connection with an acquisition.

/S/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
April 29, 2008 (May 20, 2008
as to the effects of the restatement
discussed in Note 16)

Board of Directors
China Bottles Inc. and Subsidiaries
(Formerly Hutton Holdings Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Bottles Inc. and Subsidiaries (Formerly Hutton Holdings Corporation) as of December 31, 2007 and 2006 and the consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
May 26, 2007, except for the restatement
adjustment as outlined in Note 3
which is dated April 28, 2008
Salt Lake City, Utah

CHINA WATER AND DRINKS INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2007 (As restated, Note 16)	2006 (As restated, Note 16)
ASSETS
Current Assets
Cash and cash equivalents	$10,868	$1,836
Accounts receivable, net of allowance of $22 and $274 at December 31, 2007 and 2006 respectively	18,841	6,990
Due from related companies	8,697	-
Inventories, net	1,406	5,260
Prepaid expenses	6,083	4,242
Other receivables	7,523	58
Total current assets	53,418	18,386
Property, plant and equipment, net	8,102	4,029
Other assets	7	54
Deposits	2,748	-
Investment in unconsolidated equity investee	18,264	-
Due from directors	-	3,593
Intangible assets, net	2,074	-
Goodwill	5,721	-
TOTAL ASSETS	$90,334	$26,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,856	$3,094
Deferred revenues	3,550	2,640
Accrued expenses	922	1,327
Acquisition consideration payable	6,393	-
Current portion of line of credit	82	-
Current portion of long term debt	31	29
Value added taxes payable	5,762	4,820
Income taxes payable	320	-
Due to related companies	144	-
Due to directors	-	7,433
Total current liabilities	21,060	19,343
Long-term portion of line of credit	136	-
Long-term debt, less current portion	131	163
TOTAL LIABILITIES	21,327	19,506
Minority interests	517	-
Stockholders’ Equity
Preferred stock (10,000,000 and 5,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, no shares outstanding at December 31, 2007 and 2006, respectively)	-	-
Common stock (par value $0.001, 150,000,000 and 70,000,000 shares authorized; 94,521,393 and 59,872,000 shares issued and outstanding at December 31, 2007 and 2006, respectively)	95	60
Additional paid-in capital	40,973	(58)
Retained earnings	25,613	6,261
Accumulated other comprehensive income	1,809	293
TOTAL STOCKHOLDERS’ EQUITY	68,490	6,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,334	$26,062

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	For Years Ended December 31,
	2007	2006 As restated, (Note3)	2005
Revenue	$56,773	$35,700	$27,680
Cost of goods sold	(37,342)	(26,621)	(19,666)
Gross profit	19,431	9,079	8,014
Operating expenses:
Selling and marketing expenses	(64)	(178)	-
General and administrative expenses	(1,874)	(2,923)	(1,045)
Total operating expenses	(1,938)	(3,101)	(1,045)
Income from operations	17,493	5,978	6,969
Other income	541	285-
Minority interest	(76)	-	-
Income from equity investment	1,797	-	-
Income before income taxes	19,755	6,263	6,969
Provision for income taxes	(307)	-	-
Net income	19,448	6,263	6,969
Foreign currency translation gain	1,516	48	245
Comprehensive income	$20,964	$6,311	$7,214
Net earnings per share:
Basic	$0.25	$0.10	$0.12
Diluted	$0.24	$0.10	$0.12
Weighted average number of shares outstanding:
Basic	77,196	59,872	59,872
Diluted	80,896	59,872	59,872

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.
Consolidated Statements of Cash Flows
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006 (As restated, Note 3)	2005
Cash flows from operating activities
Net income	$19,448	$6,263	$6,969

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	921	307	396
Increase in obsolescense reserves for inventories	311	-	-
Reduction in provision for doubtful accounts	(252)	-	-
Income from equity method investment	(1,797)	-	-
Income for minority interest shareholders in subsidiary	76	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,960)	(3,135)	(1,694)
Due from related company	(8,697)	-	-
Inventories	4,579	(2,046)	(1,845)
Prepaid expenses and other receivables	(7,910)	137	(3,014)
Other assets	46	11	(63)
Due from director	4,068	(3,593)	-
Deferred revenues and accrued expenses	(180)	1,412	1,049
Other taxes payable	(1,099)	4,792	41
Accounts payable	(726)	1,849	(124)
Due to director	-	4,589	700

Net cash provided by operating activities	828	10,586	2,415

Cash flows from investing activities
Purchases of property and equipment	(1,140)	(150)	(1,665)
Deposit	(2,748)
Pilpol Acquisition, net of cash acquired of $1,416	(3,917)	-	-
Aixin Acquisition, net of cash acquired of $68	(992)	-	-
Hutton acquisition	(9,000)	-	-
Other	-	(50)	(150)

Net cash (used in) investing activities	(17,797)	(200)	(1,815)

Cash flows from financing activities
Increase in line of credit	82	-	-
Payments on long-term debt agreements	(84)	(28)	(27)
Proceeds from issuance of Series A preferred stock, net of offering costs	26,354	-	-
Due to shareholders	(331)
Dividend paid	-	(9,893)	-
Net cash provided by / (used in) financing activities	26,021	(9,921)	(27)
Net increase in cash and cash equivalents	9,052	465	573
Cash and cash equivalents at beginning of period	1,836	1,371	798
Effect of change in foreign exchange rate on cash and cash equivalents	(20)	-	-
Cash and cash equivalents at end of period	$10,868	$1,836	$1,371
Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$10	$-
Non-cash investing and financing activities:
Payable (in common stock) to Pilpol former-owners for acquisition	$5,333	$-	$-
Payable to Shenyang owners for 66.67% acquisition	$1,060	$-	$-
Common stock issued to Hutton owners for acquisition (as restated, Note 16)	$7,466	$-	$-
Transfer of Due to Directors into additional paid in capital	$7,172	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained (Deficit)/ Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount	Amount	Amount	Amount	Amount
As at January 1, 2005	-	$-	59,872	$60	$(58)	$2,922	$-	$2,924
Net income	-	-	-	-	-	6,969	-	6,969
Foreign currency translation adjustment	-	-	-	-	-	-	245	245
Dividends paid to shareholder	-	-	-	-	-	-	-	-
Issuance of common stock and recapitalization in reverse acquisition transaction	-	-	-	-	-	-	-	-
As at December 31, 2005	-	-	59,872	60	(58)	9,891	245	10,138
Net income (as restated)	-	-	-	-	-	6,263	-	6,263
Foreign currency translation adjustment	-	-	-	-	-	-	48	48
Dividends paid to shareholder	-	-	-	-	-	(9,893)	-	(9,893)
As at December 31, 2006 (as restated)	-	-	59,872	60	(58)	6,261	293	6,556
Net income	-	-	-	-	-	19,448	-	19,448
Foreign currency translation adjustment	-	-	-	-	-	-	1,516	1,516
Contribution to Additional Paid-In Capital by Directors	-	-	-	-	7,172	-	-	7,172
Sale of Series A convertible preferred stock, net offering costs	4,478	4	-	-	26,354	-	-	26,358
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(4,478)	(4)	22,388	22	(18)	-	-	-
Issuance of common stock in connection with the 48% acquisition of China Bottles Inc. (as restated, Note 16)	-	-	2,133	2	7,464	-	-	7,466
Acquisition of UGODS			10,128	11	59	(96)		(26)
As at December 31, 2007 (as restated, Note 16)	-	$-	94,521	$95	$40,973	$25,613	$1,809	$68,490

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.
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

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, and include the results of China Water and Drinks Inc., its wholly-owned subsidiaries, Gain Dynasty Investments Ltd. and its wholly-owned subsidiaries, Olympic Forward Trading Company Ltd., Guangdong Taoda Drink Co Ltd., Zhanjiang Taoda Drink Co Ltd., Changchun Taoda Beverage Co Ltd., Shandong Olympic Forward Drink Co Ltd; Fine Lake International Ltd. (“Fine Lake”) and its wholly-owned subsidiary, Pilpol (HK) Biological Ltd. (“Pilpol”) and its wholly-owned subsidiary, Nanning Taoda Drink Co Ltd. (“Nanning”) and its 66.67% owned subsidiary, Shen Yang Aixin Industry Co Ltd. (“Shenyang”). All significant inter-company transactions have been eliminated in consolidation.

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The Company holds a 48% equity investment in China Bottles Inc. (“China Bottles”) (formerly Hutton Holdings Corporation) (Note 6).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, contingencies and litigation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company’s consolidated financial statements.

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

In connection with the Acquisition, the Company adopted the United States dollar as its reporting currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation,” the financial statements of the Company’s foreign subsidiaries are translated into United States Dollars (“USD”) using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Amounts classified in stockholders’ equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Translation rates applied are as follows:

CHINA WATER AND DRINKS INC.
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

CHINA WATER AND DRINKS INC.
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

Goodwill and Intangible Assets, net

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” .. SFAS No.142 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

CHINA WATER AND DRINKS INC.
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

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Acquisition Consideration Payable

Acquisition Consideration Payable consists of stock subscription payable in the form of the Company’s common stock in connection with the Company’s 2007 acquisition of Pilpol (Note 8). The Company applied SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), when determining the classification of the stock subscriptions. While the stock subscriptions provide an obligation to issue a variable number of 1,523,578 common shares, they are classified as liabilities since a fixed monetary amount is known at inception. As of December 31, 2007, the shares have not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $5.3 million as acquisition consideration payable at December 31, 2007. These shares are included in diluted earnings per share on the “as if-converted” basis.

Acquisition consideration payable also includes a payable of $1,060,000 in cash in connection with the Company’s 2007 acquisition of Shenyang (Note 8).

CHINA WATER AND DRINKS INC.
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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

		2006
	2007	As restated	2005
	(In thousands, except per share data)
Basic net earnings per share:
Net income	$19,448	$6,263	$6,969
Weighted average common shares outstanding	77,196	59,872	59,872
Basic net income per share	$0.25	$0.10	$0.12

Diluted net income per share:
Net income	$19,448	$6,263	$6,969
Weighted average common shares outstanding	77,196	59,872	59,872
Effect of dilutive warrants	1,041	-	-
Effect of stock subscription payable	205	-	-
Effect of as-if conversion of preferred stock prior to actual conversion	2,454	-	-
Weighted average common and potential common shares outstanding	80,896	59,872	59,872
Diluted net income per share	$0.24	$0.10	$0.12

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, customer deposits and other payables approximate fair value due to the short-term nature of these instruments. The Company’s long-term debt, secured by various properties, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values. It is currently not practicable to estimate the fair value of other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm’s length with the Company’s lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined. The fair value of amounts due from and to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, “Fair Value Measurements” .. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, and is effective for fiscal year beginning after November 15, 2007 for financial assets and liabilities. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is not permitted. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

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

A summary of the effects of the restatement are as follows (in thousands, except per share amounts):

	December 31, 2006
	As Previously Reported	As Restated

VAT liability	$2,268	$4,820
Cost of goods sold	$24,069	$26,621
Gross profit	$11,631	$9,079
Net income	$8,815	$6,263
Earnings per share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

NOTE 4 - Accounts receivable

	December 31 2007	December 31 2006

Accounts receivable, gross	$18,863	$7,264
Allowance, beginning of year	(274)	-
Net amount charged to expenses	252	(274)
Allowance, end of year	(22)	(274)
Accounts receivable, net	$18,841	$6,990

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE 5 - Inventories

Inventories consist the following (in thousands):

	December 31 2007	December 31 2006

Total inventory, gross	$1,717	$5,260
Allowance, beginning of year	-	-
Net amount charged to expense due to obsolescence	311	-
Allowance, end of year	311	-

Inventories, net	1,406	5,260
Representing:
Raw materials	1,215	4,030
Work-in-progress	-	403
Finished goods	191	827
	$1,406	$5,260

NOTE 6 - Property, Plant and Equipment, net

Property, plant and equipment consist primarily of manufacturing facilities and equipment owned and operated in China as follows (in thousands):

	December 31, 2007	December 31, 2006

At cost:
Buildings	$1,886	$961
Machinery and equipment	8,078	4,627
Motor vehicles	212	129
Office equipment	475	67
	10,651	5,784

Less: accumulated depreciation
Buildings	$333	$30
Machinery and equipment	2,069	1,656
Motor vehicles	74	50
Office equipment	179	19
	2,655	1,755
Construction in process	106	-
Plant and equipment, net of accumulated depreciation	$8,102	$4,029

NOTE 7 -Investment in Equity Investee (as restated, Note 16)

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of convertible preferred stock of China Bottles. The total consideration paid for the China Bottles investment was $16,466,667, consisting of $9,000,000 in cash and 2,133,333 shares of the Company’s common stock valued at $3.50 per share, the estimated fair value of the Company’s common stock on August 31, 2007.

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

	2007	2006
Current assets	$11,721	$-
Non-current assets	$3,866	$-
Current liabilties	$(9,087)	$(2)
Non-current liabilities	$-	$-
Revenues	$22,502	$-
Gross margin	$6,568	$-
Net income	$3,744	$(2)

NOTE 8 - Acquisitions

Pilpol acquisition

On June 15, 2007, the Company, through its wholly-owned subsidiary Fine Lake, acquired 100% of the outstanding equity of Pilpol. Pilpol owns and operates Nanning, a PRC bottled water production company located in Nanning, southern PRC. The purchase price for Pilpol was $5,332,522 in cash, as well as 1,523,578 shares of the Company’s common stock valued at $5,332,522. The number of shares to be issued is to be based on a price to be determined upon the registration of the Company’s common stock underlying the Company’s Series A Convertible Preferred Stock (Note 14). As of December 31, 2007, the registration has not yet occurred and no shares have been issued to Pilpol’s former shareholders.

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

Cash and cash equivalents	$1,416
Accounts receivable	2,299
Inventories	646
Prepayments, deposits and other receivables	992
Amount due from directors	475
Plant and equipment	959
Amortizable intangible assets	2,116
Goodwill	4,585
TOTAL ASSETS PURCHASED	13,488
Accounts payables	594
Amount due to shareholders	331
Other payables and accrued expenses	33
Taxes payable	1,865
TOTAL LIABILITIES ASSUMED	2,823
TOTAL CONSIDERATION	$10,665

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

CHINA WATER AND DRINKS INC.
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

CHINA WATER AND DRINKS INC.
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

CHINA WATER AND DRINKS INC.
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

NOTE 11 - Taxes Payable

Corporate Income Taxes (“CIT”)

It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI through Gain Dynasty Investments Limited and Fine Lake International Limited are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

No Hong Kong corporate income tax has been provided in the financial statements, as the Company did not have any assessable profits for the Hong Kong companies (Olympic Forward Trading Co Ltd and Pilpol (HK) Biological Ltd).

CHINA WATER AND DRINKS INC.
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

A reconciliation of expected income tax at the US federal statutory rate (34%) to the income tax expense recorded in the financial statements is as follows:

	2007	2006	2005
Expected tax expense	$6,265	$3,514	$-
Preferential tax treatment (tax holiday)	(6,074)	(3,513)	-
Non-taxable items	(11)	-	-
Underprovision in previous years	127	-	-
Utilization of tax losses	-	(1)	(1)
Others	-	-	(2,295)

Income tax expense	$307	$-	$-

The aggregate effect of the tax holiday is $6,074,000 and $3,513,000 for the years ended December 31, 2007 and 2006, respectively. The tax holiday ended in 2007 and the Company will enjoy a tax reduction of 50% for the following three years. The per share effect of the tax holiday is as follows:

CHINA WATER AND DRINKS INC.
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

FIN 48 Considerations

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on January 1, 2007. Upon adoption, the Company visited its tax positions on corporate income taxes given the different jurisdictions of the Company and its subsidiaries and concluded that there was no unrecognized tax benefit, and that there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

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

CHINA WATER AND DRINKS INC.
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

CHINA WATER AND DRINKS INC.
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

The Company accounts for registration rights agreements in accordance with the FASB’s Statement of Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5 “Accounting for Contingencies.” In January 2008, the Company obtained from the Investors a waiver of the liquidated damages and an extension of the completion of the registration statement until 15 days after the filing of the Company’s 2007 Form 10-K. As a result of the waiver management believes that a liability is not probable and therefore, has not accrued any estimated penalties.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

In connection with the Share Sale, the Investors, the Company, Mr. Xu Hong Bin, a major shareholder of the Company, the Pinnacle Fund, as agent, and Loeb & Loeb LLP , as escrow agent, have entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement “) , whereby Mr. Xu Hong Bin has agreed to transfer 11,194,030 and 11,194,030 shares of the Company’s common stock owned by him to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The performance target for the Company’s fiscal year ended December 31, 2007 is the achievement of after-tax net income of at least $19,000,000. The performance target for the Company’s fiscal year ended December 31, 2008 is the achievement of after-tax net income of at least $30,000,000 and earnings per share of at least $0.30. The Company has achieved the target for the year ended December 31, 2007.

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

Common Stock Warrants

In conjunction with the Securities Purchase Agreement the Company issued 2,238,806 common stock warrants to the transactions placement agents to purchase a total of 2,238,806 shares of the Company’s common stock. The warrants, have an exercise price of $1.61 per share, are exercisable immediately and expire on August 22, 2012.

Statutory surplus reserve

In accordance with the PRC Company Law and the Company’s Articles of Incorporation, the Company is required to appropriate 10% of its profit after tax as reported in its PRC statutory financial statements to a statutory surplus reserve.

Appropriations to the statutory surplus reserve may cease to apply if the balance of the statutory surplus reserve has reached an amount equal to 50% of the Company’s registered capital. Surplus reserves can be used to offset prior year accumulated losses, to expand the Company’s operations or for conversion into share capital. The Company may, upon the approval by a resolution at the Annual General Meeting, convert its surplus reserve into share capital and issue new shares to existing shareholders in proportion to their original shareholdings to increase the nominal value of each share. When converting the Company’s statutory surplus reserves into share capital, the amount of such reserves remaining unconverted must not be less than 25% of the registered capital.

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

CHINA WATER AND DRINKS INC.
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

Conversion of Equity Investee Preferred Stock to Common Stock

On March 7, 2008, China Bottles’ Board of Directors filed a Form DEF14C that effectively authorized the increase in China Bottle’s authorized preferred and common stock from 10,000,000 and 50,000,000 to 25,000,000 and 175,000,000 shares, respectively. Par value for each class of stock remains at $0.001 per share. According to the terms of China Bottles’ preferred stock, the Company’s investment in China Bottles’ preferred stock was automatically converted into 25,000,000 shares of China Bottles’ common stock. The conversion did not have any impact on the Company’s accounting treatment for its investment in China Bottles.

Note 16 – 2007 Restatement

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2007, the Company determined that there was an error in the estimate of fair value of the Company’s common stock issued in connection with the acquisition of China Bottles on August 31, 2007. The fair value of the shares of common stock issued to China Bottles as part of the consideration was originally estimated to be $7.70 per share. This estimate was based on management’s initial valuation. Subsequently, management completed its final valuation and determined that the estimated fair value of the shares issued in the transaction was $3.50 per share. The decrease in the estimated fair value of these shares was primarily due to consideration of the effects on the quoted market price related to price fluctuations, quantities traded, issue costs and the like. The adjustment due to the final valuation resulted in the restatement of the Company’s December 31, 2007 consolidated balance sheet as follows:

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	December 31, 2007
	As Previously Reported	As Restated

Investment in unconsolidated equity investee	$27,224	$18,264
Total assets	$99,294	$90,334

Additional paid-in capital	$49,933	$40,973
Total stockholders’ equity	$77,450	$68,490
Total liabilities and stockholders’ equity	$99,294	$90,334

The Company’s investment in China Bottles is accounted for under the equity method of accounting. The difference between the carrying amount of the Company’s investment in China Bottles and the underlying equity in the net assets of China Bottles was primarily attributable to equity method goodwill. The restatement does not affect the results of operations, basic or diluted earnings per share for the year ended