Form 10-Q
period 2008-06-30
China Water & Drinks Inc..
filed 2008-08-14
CIK 1344133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	96,044,973

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of June 30, 2008	As of December 31, 2007
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$23,873	$10,868
Accounts receivable, net of allowance of $7 and $22 at June 30, 2008 and December 31, 2007 respectively	36,678	18,841
Due from related companies	3,996	8,697
Inventories, net	2,701	1,406
Prepayments	11,834	6,083
Other receivables	1,599	7,523
Total current assets	80,681	53,418
Property, plant and equipment, net	10,639	8,102
Other assets	8	7
Deposits	25,099	2,748
Deferred financing costs	5,050	-
Investment in unconsolidated equity investee	21,962	18,264
Intangible assets, net	14,889	2,074
Goodwill	9,126	5,721
TOTAL ASSETS	$167,454	$90,334

(CONTINUED)

	As of June 30, 2008	As of December 31, 2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,384	$3,856
Deferred revenues	3,246	3,550
Accrued expenses	5,803	922
Acquisition consideration payable, current portion	6,393	6,393
Current portion of line of credit	-	82
Current portion of long term debt	32	31
Value added taxes payable	6,421	5,762
Income taxes payable	2,277	320
Due to a related company	334	144
Total current liabilities	28,890	21,060
Convertible notes	50,000	-
Long-term portion of acquisition consideration payable	1,910	-
Long-term portion of line of credit	-	136
Long-term debt, less current portion	114	131
TOTAL LIABILITIES	80,914	21,327
Minority interests	3,213	517
Stockholders' Equity
Preferred stock (5,000,000 shares authorized, $0.001 par value, no shares issued)	-	-
Common stock (150,000,000 shares authorized, $0.001 par value, 94,521,393 shares issued and outstanding)	95	95
Additional paid-in capital	40,973	40,973
Retained earnings	37,939	25,613
Accumulated other comprehensive income	4,320	1,809
TOTAL STOCKHOLDERS' EQUITY	83,327	68,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,454	$90,334

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share data)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$32,486	$12,499	$47,943	$18,715
Cost of goods sold	(19,762)	(8,189)	(29,748)	(12,452)
Gross profit	12,724	4,310	18,195	6,263
Operating expenses:
Selling and marketing expenses	(363)	-	(404)	-
General and administrative expenses	(2,413)	(372)	(3,992)	(647)
Total operating expenses	(2,776)	(372)	(4,396)	(647)
Income from operations	9,948	3,938	13,799	5,616
Other income	109	8	232	8
Interest expense	(1,382)	(10)	(2,367)	(10)
Minority interest	(590)	-	(726)	-
Income from equity investment	2,333	-	3,698	-
Income before income taxes	10,418	3,936	14,636	5,614
Provision for income taxes	(1,640)	-	(2,310)	-
Net income	8,778	3,936	12,326	5,614
Foreign currency translation gain	821	507	2,511	467
Comprehensive income	$9,599	$4,443	$14,837	$6,081
Earnings per share:
Basic (Note 2)	$0.09	$0.13	$0.13	$0.28
Diluted (Note 2)	$0.09	$0.13	$0.12	$0.28
Weighted average number of shares outstanding:
Basic (Note 2)	96,045	29,866	96,045	20,052
Diluted (Note 2)	109,602	29,866	109,741	20,052

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except per share data)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net income	$12,326	$5,614
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	937	161
Reduction in provision for doubtful accounts	(15)	-
Income from equity method investment	(3,698)	-
Minority interest	726	-
Non-cash interest expense	851	-
Changes in operating assets and liabilities, net of business acquisitions:		-
Accounts receivable	(9,610)	(7,360)
Due from related companies	3,782	-
Inventories	(824)	(1,097)
Prepaid expenses and other receivables	1,420	(1,063)
Other assets	-	507
Due from director	-	2,154
Deposits	1,889	-
Deferred revenues and accrued expenses	477	(2,069)
VAT and income taxes payable	2,052	2,247
Accounts payable	182	-
Due to a related company	(1,306)	895
Due to director	-	(7,433)
Due to shareholder	-	381
Net assets acquired in acquisition	-	4,471
Net cash provided by (used in) operating activities	9,189	(2,592)

Cash flows used in investing activities
Purchases of property and equipment	(2,392)	(1,006)
Deposits under term sheets for potential acquisitions	(20,173)	(300)
Cash paid for acquisition of Grand Canyon, net of cash acquired of $736	(16,454)	-
Net cash used in investing activities	(39,019)	(1,306)

(CONTINUED)

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except per share data)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from financing activities
Payments on long-term debt	(250)	(13)
Issuance of convertible notes, net	44,099	-
Proceeds from issuance of preferred stock, net of offering costs	-	30,198
Net cash provided by financing activities	43,849	30,185

Net increase in cash and cash equivalents	14,019	26,287

Cash and cash equivalents at beginning of period	10,868	1,893
Effect of change in foreign exchange rate on cash and cash equivalents	(1,014)	-

Cash and cash equivalents at end of period	$23,873	$28,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,478	$-
Cash paid for income taxes	$728	$-

Non-cash investing and financing activities:
Deposits paid under term sheets for potential acquisitions by related parties in exchange for reduction in amounts owed to the Company	$3,000	$-
Payable to Grand Canyon former owners for acquisition	$1,910	-

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008
(In thousands, except per share data)

							Accumulated Other	Total
	Preferred		Common		Additional	Retained	Comprehensive	Stockholders'
	Stock		Stock		Paid-In Capital	Earnings	Income	Equity
	No. of Shares	US$	No. of Shares	US$	US$	US$	US$	US$

As of January 1, 2008	-	-	94,521	$95	$40,973	$25,613	$1,809	$68,490
Net income	-	-	-	-		12,326	-	12,326
Foreign currency translation adjustment	-	-	-	-	-	-	2,511	2,511
As of June 30, 2008	-	-	94,521	$95	$40,973	$37,939	$4,320	$83,327

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008
(In thousands, except per share amounts)

NOTE 1 - Organization and Description of Business, Basis of Presentation, Restatement and Reverse Merger

Organization and Description of Business

China Water and Drinks Inc. and subsidiaries (formerly “UGODS, Inc.”) (the “Company”), a Nevada corporation, is engaged in the manufacture of bottled water products and operates bottled water production plants in five provinces in the People’s Republic of China (“PRC” or “China”) - Guangdong, Jilin, Shandong, Guangxi and Liaoning. The Company produces and markets bottled water products primarily under the brand name “Darcunk” to distributors throughout China, and supplies bottled water products to beverage and servicing companies in the industry. The Company operates in one reportable segment in China.

Basis of Presentation

The accompanying financial statements as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the SEC on June 12, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2008, its results of operations and its cash flows for the six months ended June 30, 2008 and 2007 have been made. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Reverse Merger

Effective May 30, 2007, Gain Dynasty Investments Limited (“Gain Dynasty”), a China corporation, completed a reverse merger transaction (the “Reverse Merger Transaction”) with UGODS, Inc., a public shell into which Gain Dynasty merged and pursuant to which the Company acquired all the outstanding common stock of Gain Dynasty from Mr. Xu Hong Bin for 59,872,000 shares of the Company’s common stock. For accounting purposes, Gain Dynasty is considered the accounting acquirer. Accordingly, the reverse merger was accounted for as a recapitalization of Gain Dynasty and the assets and liabilities of the Company have been recorded using Gain Dynasty’s historical values, and the shareholders of Gain Dynasty received approximately 86% of the post-acquisition common stock of the Company. In addition, the historical shareholders equity of Gain Dynasty prior to the Reverse Merger Transaction has been retroactively restated (recapitalization) for the equivalent number of shares received in the Reverse Merger Transaction. The restated consolidated retained earnings of Gain Dynasty have been carried forward after the Reverse Merger Transaction. UGODS, Inc. changed its name to China Water and Drinks Inc. after the completion of the Reverse Merger Transaction.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with over US GAAP and include the results of China Water and Drinks Inc., its wholly-owned subsidiaries, Gain Dynasty Investments Ltd. and its wholly-owned subsidiaries, Olympic Forward Trading Co. Ltd., Guangdong Taoda Drink Co. Ltd., Zhanjiang Taoda Drink Co. Ltd., Changchun Taoda Beverage Co. Ltd., Shandong Olympic Forward Drink Co. Ltd., Fine Lake International Ltd. (“Fine Lake”) and its wholly-owned subsidiary, Pilpol (HK) Biological Ltd. (“Pilpol”) and its wholly-owned subsidiary, Nanning Taoda Drink Co. Ltd. (“Nanning”) and its 66.67% owned subsidiary, Shen Yang Aixin Industry Co. Ltd. (“Shenyang”), Favor Start Investments Ltd. (“Favor Start”) and its wholly owned subsidiary Prosper Focus Enterprise Ltd. (“Prosper Focus”) and its 67% owned subsidiary Guangzhou Grand Canyon Pure Distilled Water Co. Ltd. (“Grand Canyon”). All significant inter-company transactions have been eliminated in consolidation.

Equity method investments

Investee entities over which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

The Company holds a 48% equity investment in China Bottles Inc. (“China Bottles”).

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Please refer to our Annual Report on Form 10-K/A for fiscal year 2007 filed with SEC on June 12, 2008 for the estimates.

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

The financial statements of the Company's foreign subsidiaries are translated into United States Dollars (“USD”) using period-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Amounts classified in stockholders’ equity are translated at historical exchange rates. The resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in China, Hong Kong and USA, with significant balances maintained in RMB, HKD and USD. Balances at financial institutions or PRC state-owned banks are not covered by insurance. The Company has not experienced any historical losses in such accounts and believes that the risk of any loss is minimal.

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

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of such assets are included in the statements of operations. Depreciation expense is allocated to cost of goods sold and general and administrative expense based on the use of the assets. Approximately 5% of depreciation expense was allocated to general and administrative expense.

Depreciation is computed using the following estimated useful lives:

Buildings	20-25 years
Motor vehicles	5-10 years
Office equipment	5-10 years
Machinery and equipment	3-15 years

Goodwill and Intangible Assets, net

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142,“Goodwill and Other Intangible Assets”. SFAS No.142 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates one reporting unit. Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates. The Company performs its impairment test annually during the second quarter of the fiscal year. Management believes that there was no impairment of goodwill as of June 30, 2008.

The Company’s amortizable intangible assets include customer relationships and a trademark acquired in business acquisitions. These costs are being amortized using the straight-line method over their estimated useful life of 7 to 19.5 years.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144,“Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company determined that there was no impairment of long-lived assets as of June 30, 2008.

Retirement Benefits

PRC regulations mandate companies to contribute funds into the national retirement system managed by the government, which benefits qualified employees based on where they were born within the country. The Company records any required contribution as payroll tax expense. Very few of the Company’s employees qualify under the PRC national retirement system. The Company provides no other retirement benefits to its employees.

Acquisition Consideration Payable

Acquisition consideration payable consists of stock subscriptions payable in the form of the Company’s common stock in connection with the Company’s 2007 acquisition of Pilpol. The Company applied SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, when determining the classification of the stock subscriptions. The stock subscriptions provide an obligation to issue 1,523,578 common shares and they are classified as liabilities since a fixed monetary amount is known at inception. There are no settlement alternatives. As of June 30, 2008, the shares had not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $5.3 million as acquisition consideration payable at June 30, 2008. These shares are included in earnings per share. In June 2008, the Company acquired 67% ownership of Grand Canyon (Note 7) and recorded $1.9 million of fixed monetary amount payable for the acquisition.

Revenue Recognition

The Company sells its products through two primary sales channels; regional distributors in China and OEM customers. Revenues are recognized upon shipment of finished products to regional distributors and when finished products are delivered to OEM customers. At this time, the title and the risks and benefits of ownership have been transferred, persuasive evidence of an agreement exists, the price is fixed and determinable, and collection is reasonably assured. The Company has not recorded sales return allowances as distributors and customers are not allowed to return finished products.

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

Earnings Per Share

A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below (all amounts are in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic net earnings per share:
Net income	$8,778	$3,936	$12,326	$5,614
Weighted average common shares outstanding	94,521	29,866	94,521	20,052
Effect of stock subscription payable	1,524	-	1,524	-
	96,045	29,866	96,045	20,052
Basic net income per share	$0.09	$0.13	$0.13	$0.28

Diluted net income per share:
Net income	$8,778	$3,936	$12,326	$5,614
Interest expense on convertible notes, net of income tax effect	765	-	1,293	-
	9,543	3,936	13,619	5,614
Weighted average common shares outstanding	96,045	29,866	96,045	20,052
Effect of dilutive warrants	1,792	-	1,931	-
Effect of convertible notes	11,765	-	11,765	-
Weighted average diluted shares outstanding	109,602	29,866	109,741	20,052
Diluted net income per share	$0.09	$0.13	$0.12	$0.28

Warrants to purchase 1,792 and 1,931 shares of common stock, respectively, were included in the dilution calculation for the three and six months ended June 30, 2008 using the treasury stock method. Using the if-converted method, 11,765 shares of common stock underlying convertible debt were included in the dilution calculation for both the three and six months ended June 30, 2008. There were no dilutive securities outstanding for the three and six months ended June 30, 2007.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:
	June 30, 2008	December 31, 2007
	(Unaudited)
Accounts receivable, gross	$36,685	$18,863
Allowance, beginning of year	(22)	(274)
Net amount charged to expenses	15	252
Allowance, end of period	(7)	(22)
Accounts receivable, net	$36,678	$18,841

NOTE 4 – Inventories

Inventories consist the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Inventories, net	$2,701	$1,406
Representing:
Raw materials	$2,523	$1,215
Work-in-progress	-	-
Finished goods	178	191
	$2,701	$1,406

NOTE 5 - Property, Plant and Equipment, net

Property, plant and equipment consist primarily of manufacturing facilities and equipment owned and operated in China as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$1,536	$1,303
Machinery and equipment	10,093	8,078
Motor vehicles	357	212
Office equipment	516	475
	12,502	10,068

Less: accumulated depreciation
Buildings	338	333
Machinery and equipment	2,824	2,069
Motor vehicles	91	74
Office equipment	208	179
	3,461	2,655

Construction in process	1,067	106

Investment property	531	583

Property, plant and equipment, net	$10,639	$8,102

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

The Company considered the requirements of EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” in the determination of the impact of the 5,000,000 shares of convertible preferred stock on its ownership of China Bottles. EITF No. 02-14 defines “in-substance” common stock as an investment where one has the risk and reward characteristics that are substantially similar to the investee’s common stock. The Company concluded that the convertible preferred stock was “in-substance” common stock, and accordingly the Company has recorded a 48% ownership in the equity of China Bottles using the equity method of accounting. Each share of convertible preferred stock is automatically converted into five shares of China Bottles common stock on the second business day following the effectiveness of an amendment to China Bottles’ Articles of Incorporation increasing the number of authorized shares of common stock of China Bottles from 50,000,000 to 175,000,000. This occurred on April 3, 2008. As a result, the Company now owns 36,000,000 shares of China Bottles common stock, which represents 48% of the total common shares issued and outstanding.

Through three wholly owned Chinese subsidiaries, China Bottles engages in the manufacture of beverage bottle production equipment as well as the provision of molds and bottle production services for various customers in China.

Based on its available recent quoted market price from August 12, 2008 of $2 per share, the aggregate value of the company’s investment in China Bottles is approximately $72,000. The following table summarizes the assets and liabilities of China Bottles as of June 30, 2008 and December 31, 2007 respectively, and revenues, gross margin and net income for three and six months ended June 30, 2008, respectively:

	June 30, 2008	December 31, 2007
Current assets	$29,698	$11,721
Non-current assets	$4,282	$3,866
Current liabilities	$18,693	$9,087
Non-current liabilities	-	-

	Six months ended June 30, 2008	Three months ended June 30, 2008
Revenues	$38,356	24,632
Gross margin	$12,078	8,009
Net income	$7,704	4,860

NOTE 7 - Acquisitions

Grand Canyon acquisition

Effective as of June 12, 2008, the Company and Mr. Li Sui Poon (“Mr. Li”) , a Hong Kong resident, entered into an amended and restated Share Purchase Agreement (“Amendment”) amending primarily the provisions of the original agreement relating to the transaction structure for the acquisition of a majority interest in Grand Canyon. In connection with the Amendment, Mr. Li transferred his 100% ownership interest in Prosper Focus to Favor Start, a company incorporated in the British Virgin Islands and 100% owned by Mr. Li. As a result of the transfer, Favor Start became the 100% owner of Prosper Focus which in turn owns a 67% equity interest in Grand Canyon, a Sino-Foreign Joint Venture limited liability company formed in PRC.

Under the terms of the Amendment, the Company purchased from Mr. Li 100% of the issued and outstanding equity interests in Favor Start thereby becoming the indirect 100% owner of Prosper Focus and the indirect 67% owner of Grand Canyon effective as of June 12, 2008.

The Company has completed the acquisition of Favor Start as part of its strategy to significantly expand the size of its operations from both a financial and geographic standpoint. The primary reasons for the acquisition are to expand sales offerings in new markets, generate growth in the Company’s business, develop deeper relationships with major suppliers to the Company’s markets, and realize potential operational savings. As the primary reasons for this acquisition are not related to the tangible assets of the businesses acquired, the purchase price was in excess of the fair value of the tangible and intangible assets acquired less liabilities assumed resulting in goodwill. Goodwill is not expected to be deductible for income tax purposes. The purchase price for the shares of Favor Start is USD$19,100 (consisting of $17,200 of cash and a payable of $1,910 due to the former shareholders), resulting in a goodwill of $3,405.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition (in thousands). Intangible assets consist of customer-based intangible assets and a trade mark. The purchase price allocation is not considered final as of the date of this report and subject to refinement, as the Company is still reviewing all of the underlying assumptions and calculations used in the allocation. However, the Company believes the final purchase price allocation will not be materially different than presented below.

Current Assets
Cash and cash equivalents	$736
Accounts receivable	6,675
Due from related companies	1,701
Inventories	369
Other receivables and prepayments	385
Property plant & equipment	290
Amortizable intangible assets (Note 8)	12,974
Goodwill (Note 8)	3,405
Total Assets Purchased	26,535

Current Liabilities
Accounts payable	854
Advances from customers	15
Due to related companies	1,492
Other payables and accruals	3,055
Accrued payroll	52
Total Liabilities Assumed	5,468

Less: Minority Interest	1,967
Total consideration	$19,100

The Company has included the results of operations of Grand Canyon in its consolidated financial statements from the effective date of the acquisition forward.

The following unaudited pro forma financial information for the three and six months ended June 30, 2008 and 2007, give effect to the above acquisition as if it had occurred at the beginning of each respective period.

	Three months ended June 30, 2008	Three months ended June 30, 2007
	(Unaudited)	(Unaudited)
Revenue	$38,647	$17,603
Net income	$9,363	$4,050
Basic net income per common share	$0.10	$0.14
Diluted net income per common share	$0.09	$0.13
Basic shares used in per share calculation	96,045	29,866
Diluted shares used in per share calculation	107,259	34,360

	Six months ended June 30, 2008	Six months ended June 30, 2007
	(Unaudited)	(Unaudited)
Revenue	$59,271	$27,434
Net income	$13,514	$5,594
Basic net income per common share	$0.14	$0.28
Diluted net income per common share	$0.13	$0.26
Basic shares used in per share calculation	96,045	20,052
Diluted shares used in per share calculation	108,570	24,546

Other Acquisition Activities

As a part of the Company’s strategy of growth through additional acquisitions, from time to time, the Company may enter into term sheets or other preliminary agreements with companies that may be acquired in the near future. Under conditions of such term sheets or other preliminary agreements, the Company may pay cash upfront to an escrow agent to support the negotiations in good faith. The Company is not obligated to further pursue the acquisitions if certain conditions exist or fail to be satisfied, and is entitled a full refund of the deposit. As of June 30, 2008, the Company has paid deposits related to potential acquisitions of $24,453.

NOTE 8 - Goodwill and Intangible Assets

Goodwill and intangible assets are related with acquisitions of Pilpol, Shenyang and Grand Canyon and consist of the following:

	Goodwill	Intangible assets, net
Acquisition of Pilpol, Shenyang, and Grand Canyon	$5,721	$2,229
Amortization expense – 2007	-	(155)
Balance at December 31, 2007	5,721	2,074
Acquisition of Grand Canyon	3,405	12,974
Amortization expense – 2008	-	(159)
Balance at June 30, 2008	$9,126	$14,889

Intangible assets for acquisition of Pilpol and Shenyang consist of customer-based intangible assets with an estimated useful life of 7 years and estimated amortization expense of approximately $318 per year for each of the next 5 years.

Intangible assets from the acquisition of Grand Canyon consist of customer-based intangible assets of $4,734 and a trade mark of $8,240, with estimated useful lives of 7 years and 19.5 years respectively, and estimated amortization expense of approximately $676 and $423 per year for each of the next 5 years, respectively. Based on management assessment, there is no significant residual value of the intangible assets.

NOTE 9 - Long Term Debt

At June 30, 2008, lines of credit and long-term debt consist of the following:

Note Payable

In October 2003, the Company entered into a note payable with Bank of China (Hong Kong) to acquire a real estate property that is held by the Company for long term investment purposes. The note is payable in monthly installments of principal and interest, with interest adjusting in accordance with the bank market rate, 2.65% at June 30, 2008, is due in October 2012 and is collateralized by the property.

Convertible Notes Payable

On January 24, 2008, the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”), with certain investors, for the purchase and sale of 5% secured convertible notes (the “Notes”) in the aggregate amount of $50,000 (the “Purchase Price”). The Company received proceeds of $44,000 ($50,000, net of financing costs) .The Company will use the proceeds from the sale of the Notes solely for the purpose of acquiring related businesses and the Notes are secured by all of the capital stock owned by the Company in each of its subsidiaries (other than its subsidiaries located in the People’s Republic of China) and China Bottles.

The Notes are due three years from their issue date (the “Maturity Date”), and are convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $3.00, which prices are subject to adjustment pursuant to customary anti-dilution provisions and Volume-Weighted Average Price (“VWAP”) adjustments, as described in the Notes, or (b) $4.25. The fair value of the Company’s common stock at the date of the transaction was estimated to be $4.25 per share, and accordingly no beneficial conversion feature resulted. Under the 2008 Securities Purchase Agreement, the Company was to pay interest on the unconverted and then outstanding principal amount of the Notes at the rate of 5% per annum, payable quarterly in arrears, beginning on June 30, 2008, and on each date that principal is being converted into shares (as to the principal amount being converted) and on the Maturity Date.

As security for its obligations under the Notes, upon the closing of the Notes the Company pledged all of the outstanding equity of Gain Dynasty Investments Limited (“Gain Dynasty”) and Fine Lake to Goldman Sachs International, as collateral and security agent for the holders of the Notes (the “Collateral and Security Agent”). In addition, as security for the Notes, Gain Dynasty pledged all of the outstanding equity of Olympic Forward Trading Company Limited, its Hong Kong subsidiary (“Olympic”) to the Collateral and Security Agent and Fine Lake pledged all of the outstanding equity of Pilpol to the Collateral and Security Agent.

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

The registration rights agreement provides the investors with certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the SEC on a timely basis. Under the registration rights agreement, the Company has agreed to file a registration statement with the SEC registering for resale the shares underlying the Notes on the 15th day following the earlier of (i) the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31,2007 or (ii) the latest date on which the Company is required to file its Form 10-K, subject to extension under Rule 12b-25. Furthermore, the Company has agreed to cause the registration statement to be declared effective as soon as possible, but in any event, no later than upon the earlier of (i) the 75th day following the filing date; provided that, if the SEC reviews and has written comments to the filed registration statement that would require the filing of a pre-effective amendment thereto with the SEC, then the effective date shall be the 105th day following the filing date or (ii) the fifth trading following the date on which the Company is notified by the SEC that the initial registration statement will not be reviewed and is no longer subject to review and comments. In the event that the Company does not file the registration statement timely and /or in the event that the registration statement is not declared effective in the timeframe noted above, the Company will be required to pay liquidated damages to the investors as a rate per annum equal to an additional 0.25% of the aggregate principal amount of the Notes outstanding as of the original issue date, to and including the 90th day thereafter or until the registration statement is filed and/or declared effective by the SEC, and 0.5% from the 91st day thereafter until the registration statement is filed and/or declared effective by the SEC

In addition, the Company has agreed to use its reasonable best efforts to keep the registration statement continuously effective. Under the registration rights agreements, the requirement to keep a registration statement effective is suspended upon the earlier of (i) the fifth anniversary of the effective date, (ii) at such time that shares covered by the registration statement have been publicly sold by the investors, or (iii) the date shares each investor is able to sell the shares without limitation under SEC Rule 144. If at any time during this effectiveness period (i) the registration statement ceases to be effective, (ii) the investors are not authorized to use the prospectus pursuant to Section 3 (g), or (iii) the investors are otherwise restricted by the Company from effecting sales pursuant to the registration statement for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period, then the Company will be required to pay liquidated damages to the investors. The liquidated damages are to be paid at a rate per annum equal to an additional 0.25% of the aggregate principal amount of the Notes outstanding as of the original issue date from the 31st day of the applicable 90-day period or the 91st of the applicable 12-month period until the earlier of (i) the time the investors are again able to make sales under the registration statement, or (ii) the expiration of the effectiveness period.

Any amount to be paid as liquidated damages, if any, shall be paid in cash semi-annually in arrears, with the first semi-annual payment due on the first interest payment date, as defined in the Note, following the date of such registration default or effectiveness failure, as applicable. Such liquidation damages will accrue in respect to the aggregate principal amount of the Notes outstanding as of the original issue date at the rates noted above.

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

The registration payment arrangement does not provide for a maximum potential amount of consideration that may be required to be paid as liquidated damages. As of the date of the filing of this Form 10-Q, the Company has not filed a registration statement to register the shares underlying the Notes. Management has determined that the current carrying amount of the liability representing the Company’s obligations under the registration payment arrangement would not be material as of June 30, 2008. Any gains or losses resulting in changes in the carrying amount of this liability will be recorded as interest expense

In connection with the Company’s anticipated merger transaction with Heckmann Corporation, certain of the Company’s obligations which are described in the foregoing paragraphs, particularly the Company's registration obligations and liquidated damages liability, have been suspended pending consummation of the merger transaction with Heckmann Corporation.

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

Beginning January 1, 2008, a new Chinese Enterprise Income Tax (“CIT”) law replaced the laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard CIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

The income tax payable balances of $2,277 and $320 as of June 30, 2008 and December 31, 2007, respectively, have been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

There are no differences between reported book or financial income and income computed for income tax purposes. Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

(b) Value Added Tax (“VAT”)

The VAT payable balances of $6,421 and $5,762 as of June 30, 2008 and December 31, 2007, respectively, have been accrued and reflected as value added taxes payable in the accompanying consolidated balance sheets.

(c) Provistion for Income Taxes

United States

We are subject to United States corporate income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no income taxable in the United States for the first six months of fiscal year 2008.

British Virgin Islands

Our subsidiaries, Gain Dynasty Investments Limited, Fine Lake International Limited and Favor Start Investments Limited, were incorporated in the British Virgin Islands, or BVI, and, under the current laws of the BVI, are not subject to income taxes.

PRC

Before the implementation of the corporate income tax (“CIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the CIT Law (“Implementing Rules”) which took effect on January 1, 2008. The CIT Law and Implementing Rules impose a unified CIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an CIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC CIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

As approved by the relevant PRC tax authority, our subsidiaries Guangdong Taoda Drink Co. Limited, Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited, Shandong Olympic Forward Drink Co. Limited, Nanning Taoda Drink Co. Limited and Guangzhou Grand Canyon Pure Distilled Water Co. Limited were entitled to a two-year exemption from CIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of the above companies commenced in 2006. Accordingly, the above companies were exempted from CIT for 2006 and 2007 and thereafter entitled to a 50% reduction on CIT tax rate of 12.5% for 2008, 2009 and 2010. The year of 2010 is the last year that we enjoy a 50.0% tax reduction. From 2011, we are subject to PRC CIT at a rate of 25.0% of assessable profits, consisting of a 25% national tax.

NOTE 11 – Due from Related Companies

A summary of due from related companies balance as of June 30, 2008 are as follows:

June 30, 2008
(Unaudited)
China Bottles	$1
Fogang Guozhu Plastics Co. Ltd.	800
Guangzhou Grand Canyon Pure Distilled Water Sales & Services Co., Ltd.	1,727
Shenzhen Nanbeixing Trading Limited	1,468
$3,996

Fogang Guozhu Plastics Co. Ltd. is subsidiary of China Bottles. The Company holds 48% of the common and preferred shares of China Bottles. The Company has entered into an informal agreement with China Bottles to provide working capital support in the form of notes payable by China Bottles to the Company. The notes yield interest to the Company at an annual interest rate equal to the market rate and are payable upon demand. The interest rate was set at 6%.

Grand Canyon sells bottled water and carboy water to one of its owners, Guangzhou Grand Canyon Distilled Water Sales & Services Co., Ltd. The transactions with this entity totaled to $110 during June 13 to June 30, 2008, which were made in the ordinary course of business. The amount due from this entity at June 30,2008 are under the same terms as amounts due from the Company’s other customers.

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

NOTE 13 - Merger Agreement with Heckmann Corporation

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Heckmann Corporation, a Delaware corporation (“Parent”), and Heckmann Acquisition II Corp., a Delaware corporation and the Parent’s wholly-owned subsidiary (“Acquisition Sub”). Pursuant to the terms of the Merger Agreement, the Company is to be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective, each share of the Company’s common stock (“Company Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of the Parent, as such fraction may be adjusted in accordance with the Merger Agreement, and/or (ii) at the election of the holders of Company Common Stock, an amount in cash equal to US$5.00 per share of Company common stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The completion of the transaction is subject to customary closing conditions, including the approval of the stockholders of the Parent. On May 19, 2008, the holders of a majority of the Company’s common stock have approved the merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our SEC filings particularly the Company's Annual Report on Form 10-K/A filed on June 12, 2008. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•
“China Water,” “we,” “us,” “CWDK,” “the Company” or “our Company” are references to the business of Olympic Forward Trading Company Limited before the Company’s reorganization and to China Water and Drinks Inc. and its consolidated subsidiaries after the Share Exchange;

•	“Guangdong Taoda” is a reference to our subsidiary, Guangdong Taoda Drink Company Limited;

•
“Taoda Group” is a reference to our subsidiaries, Zhanjiang Taoda Drink Co. Limited, Guangdong Taoda Drink Company Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited;

•	“Gain Dynasty is a reference to our subsidiary “Gain Dynasty Investments Limited;

•	“Olympic” is a reference to our subsidiary, Olympic Forward Trading Company Limited;

•	“Nanning” is a reference to our subsidiary Nanning Taoda Drink Company Limited;

•	“Pilpol” is a reference to our subsidiary, Pilpol (HK) Biological Limited, which is Nanning’s parent company;

•	“Shenyang” is a reference to our subsidiary, Shen Yang Aixin Industry Company Ltd;

•	“China Bottles” is a reference to our 48% owned affiliate China Bottles Inc., formerly known as Hutton Holdings Corporation;

•	“Grand Canyon” is a reference to our 67% owned subsidiary Guangzhou Grand Canyon Pure Distilled Water Co. Ltd.;

•	“China” and “PRC” are a reference to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

•	“SEC” is a reference to the United States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended;

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended; and

•
“Coca-Cola” and “Coca-Cola China Limited” are references to Coca-Cola China Limited and may include certain of its related affiliates, independent distributors, bottlers and other operations in China with whom we conduct business.

Overview of Our Business

Our corporate name is China Water and Drinks Inc. We were incorporated in the State of Nevada on February 8, 2005 as UGODS, Inc. for the purpose of pursuing mining opportunities in Canada. From our inception until February 2007, we were considered an exploration stage company. The Company's name was changed to China Water and Drinks Inc. in May 2007. As a result of a series of transactions from February 2007 to August 2007, we changed our ownership and business operations and discontinued pursuit of mining operations. Currently, we operate bottled water production facilities through six operating subsidiaries located in several provinces throughout China, where we market our bottled water products primarily under the brand name “Darcunk”, which in Chinese means “Absolutely Pure”. We also supply bottled water products to globally recognized beverage companies, including Coca-Cola and Uni-President, under their own brand names. In addition, we provide private label bottled products to companies in the service industry, such as hotels and casinos. Each of our six production plants has two types of production lines: one type produces bottle-sized (350ml-3.5L) bottled water and the other produces carboy-sized (18.9L) bottled water. We produce a variety of bottled water products including purified water, mineralized water and oxygenated water, and we plan to produce other specialized bottled water products including vitamins and nutrient enriched water and flavored water products in the future.

We operate in a large and fast growing industry. The global bottled water market reached a value of $61.0 billion in 2006 and is forecasted to increase by 41.6% to $86.4 billion in 2011 according to a report issued by Datamonitor. Growth in the bottled water industry is particularly high in China, which was the fastest growing consumer of bottled water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. The high growth rate is driven by a number of factors, including poor quality of drinking water across China, increasing spending power of China’s growing middle class, increasing health consciousness of Chinese citizens and consolidation in the bottled water industry. In 2007, the State Environment Protection Administration of China estimated that tap water in one-half of China’s major cities was polluted by industrial chemicals and agriculture fertilizers. Moreover, in 2005, a senior official estimated that 360 million people in China did not have safe water supplies. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems and growing demand for clean, drinkable water. In addition, according to research by McKinsey Global Institute, by 2011 the middle class in China will number more than 350 million people, representing the largest segment in urban China and accounting for more than 50% of the urban population. We believe that this segment, with its increasing spending power and demand for higher quality bottled water products, will foster growth of our business.

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

China Water and Drinks Inc.
100 %
48 %
100 %
100 %
Gain Dynasty Investments Ltd.
China Bottles Inc. (formerly known as Hutton Holdings Corporation)
Fine Lake International Ltd.
Favor Start Investments Ltd.
100 %
100 %
100 %
Olympic Forward Trading Company Ltd.
Pilpol (HK) Biological Ltd.
Prosper Focus Enterprise Ltd.
100 %
100 %
100 %
66.67%
67 %
Guangdong Taoda Drink Co. Ltd.
Changchun Taoda Beverage Co. Ltd.
Nanning Taoda Drink Co. Ltd.
Shenyang Aixin Industry Company Ltd.
Guangzhou Grand Canyon Pure Distilled Water Co. Ltd.
100 %
100 %
Zhanjiang Taoda Drink Co. Ltd.
Shandong Olympic Forward Drink Co. Ltd.

Recent Developments

Acquisition of Grand Canyon

Effective as of June 12, 2008, we acquired from Mr. Li Sui Poon, 100% of the issued and outstanding equity of Favor Start Investments Limited (“Favor Start”), a British Virgin Islands company, which was 100% owned by Mr. Li and Prosper Focus Enterprise Limited, a Hong Kong corporation, which in turn owns 67% of the equity interest of Guangzhou Grand Canyon Pure Distilled Water Co., Ltd. (“Grand Canyon”), a Sino-Foreign Joint Venture limited liability company formed in the PRC, for a purchase price of $19,100,000. Grand Canyon is engaged in the bottled water production business in Guangzhou City, Guangdong Province. Today, we have paid $17,190,000 of the purchase price in cash. The remaining $1,910,000 will be payable by us within 10 business days after the filing of our annual report for the fiscal year ended December 31, 2009 if the net income of Grand Canyon for its fiscal year ended December 31, 2008 and December 31, 2009 meets certain net income thresholds and there is no material restatement to the 2007 audit reports of Grand Canyon prepared in accordance with U.S. generally accepted accounting principles. See the Company's Current Reports on Form 8-K and Form 8-K/A filed on June 16, 2008 and July 31, 2008, respectively,  for additional information on this acquisition and a copy of the Share Purchase Agreement.

Merger with Heckmann Corporation

On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Heckmann Corporation, a Delaware corporation (“Parent”) and Heckmann Acquisition II Corp., a Delaware corporation and Parent’s wholly-owned subsidiary (“Acquisition Sub”). Pursuant to the terms of the Merger Agreement, we are to be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock (“Company Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of Parent (“Parent Common Stock”), as such fraction may be adjusted in accordance with the Merger Agreement (the “Exchange Ratio”), and/or (ii) at the election of the holders of Company Common Stock, an amount in cash equal to US$5.00 per share of Company Common Stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. See the Company's Current Report on Form 8-K filed on May 20, 2008 for additional information on the Merger and a copy of the Merger Agreement and other agreements related to the Merger.

Financing Transactions During the Second Quarter of 2008

We did not engage in any significant financing transactions during the second quarter of 2008.

Second Fiscal Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second fiscal quarter of 2008 and growth in our revenue and net income.

The following are some financial highlights for the second fiscal quarter of 2008:

Revenue: Revenue increased by $19.99 million, or 160%, to $32.49 million for the three months ended June 30, 2008 from $12.5 million for the same period last year.

Gross Margin: Gross margin was 39% for the three months ended June 30, 2008, as compared to 34% for the same period last year.

Net Income: Net income increased by $4.84 million, or 123%, to $8.78 million for three months ended June 30, 2008, from $3.94 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.09 for three months ended June 30, 2008, as compared to $0.13 for the same period last year.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and ended June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended
	June 30,
	2008	2007	Change	% Increase
Revenue	$32,486	$12,499	$19,987	160%
Cost of sales	(19,762)	(8,189)	(11,573)	141%
Gross Profit	12,724	4,310	8,414	195%

Selling, general and administrative expense	(2,776)	(372)	(2,404)	646%
Income from operations	9,948	3,938	6,010	153%

Interest expense	(1,382)	(10)	(1,372)	13,720%
Other Income	109	8	101	1,262%
Income from equity investment	2,333	-	2,333	N/A
Minority interest	(590)	-	(590)	N/A
Income before income taxes	10,418	3,936	6,482	165%

Provision for income taxes	(1,640)	-	(1,640)	N/A

Net income	$8,778	$3,936	$4,842	$123%

Revenues. Our revenues are derived from sales of our bottled water products. Revenues increased by $19.99 million, or 160 % to $32.49 million for the three months ended June 30, 2008 from $12.5 million for the same period in 2007.

The increase in revenue was mainly attributable to the acquisition of our Nanning and Shenyang subsidiaries in mid-2007, and favorable exchange rates resulting from appreciation in RMB appreciation. These two newly acquired plants contributed $11.78 million or 36% of our revenue in the record quarter. Sales of our Shandong subsidiary grew due to increased demand and the launch of a new product - "High oxygen water", contributing $9.57 million or 30% of our revenue in the second quarter.

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2008 and 2007.

	% of Sales Revenues
	Three months ended June 30, 2008	Three months ended June 30, 2007
Sales by Product Category
Bottle-sized water	87%	69%
Carboy-sized bottled water	13%	31%
Total sales volume	100%	100%

	Three months ended June 30, 2008	Three months ended June 30, 2007
Sales by Source Category
Own-brand and Private Labels	83%	87%
OEM	17%	13%
Total sales volume	100%	100%

As the table above indicates, the bottle-sized sector accounts for an aggregate of 87% and 69% of our sales for the three months ended June 30, 2008 and 2007, respectively. The carboy-sized sector accounts for 13% and 31% of our sales for the three months ended June 30, 2008 and 2007, respectively.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the cost of our raw materials, components, labor and overhead. Our cost of goods sold increased by $11.57 million, or 141%, to $19.76 million for the three months ended June 30, 2008 from $8.19 million during the same period in 2007. We believe that this increase was in line with our increase in revenue. As a percentage of revenues, our cost of goods sold decreased to 61 % during the three months ended June 30, 2008 from 66% in the same period in 2007, which was mainly because we prepaid for petroleum-based PET plastic materials, at below market price levels.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of goods sold. Our gross profit increased by $8.41 million, or 195%, to $12.72 million for the three months ended June 30, 2008 from $4.31 million during the same period in 2007. Gross profit as a percentage of revenues was 39% for the three months ended June 30, 2008, an increase of 5% from 34% during the same period in 2007. Such percentage increase was mainly attributable to the automation of our PET bottle production facility which we introduced in late 2007 that boosted our efficiencies in all product categories.

Selling Expenses. Selling expenses include sales representative commissions, the cost of advertising and promotional materials, salesperson compensation and expenses. Our selling expenses were $0.4 million for the three months ended June 30, 2008 while the amount was minimal for the same period in 2007. As a percentage of revenues, selling expenses accounted to 1% for the three months ended June 30, 2008. The increase is mainly contributed by the increase in freight charges, selling and promotion staff wages, which resulted from increased is related to increase in sales during the quarter.

Administrative Expenses. Administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third party service providers. Our administrative expenses were $2.41 million (7% of total sales) and $0.4 million (3% of total sales) for the three months ended June 30, 2008 and 2007, respectively. The increased administrative expenses were mainly due to increases in professional service fees related to our status as a public company.

Interest expense. Our interest expense was approximately $1.38 million during the second three months of 2008. On January 24, 2008, we issued $50 million aggregate principal amount of convertible notes, which bear interest at the rate of 7% per year. From April 1 through June 30, 2008, interest expense consisted of cash interest payments of $0.88 million on the convertible notes, amortization of deferred financing cost of $0.49 million, and other interest expense for the lines of credit and note payable of $0.006 million.

Income Taxes. For the three months ended June 30, 2007, we were exempt from income tax and thus incurred no income tax cost, while for the same period in 2008, we recognized income tax expense of $1.64 million.

Net Income. Net income increased by $4.84 million, or 123%, to $8.78 million for three months ended June 30, 2008, from $3.94 million for the same period of last year due to the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

All amounts in thousands of U.S. dollars, except percentages.

	Six Months Ended
	June 30,
	2008	2007	Change	% Increase
Revenue	$47,943	$18,715	$29,228	156%
Cost of sales	(29,748)	(12,452)	(17,296)	139%
Gross Profit	18,195	6,263	11,932	191%
Selling, general and administrative	(4,396)	(647)	(3,749)	580%
Income from operations	13,799	5,616	8,183	146%
Interest expense	(2,367)	(10)	(2,357)	23,570%
Other Income	232	8	224	2,800%
Minority interest	(726)	-	(726)	N/A
Income from equity investment	3,698	-	3,698	N/A
Income before income taxes	14,636	5,614	9,022	161%
Provision for income taxes	(2,310)	-	(2,310)	N/A
Net income	$12,326	$5,614	$6,712	$120%

Revenues. Revenues increased by $29.2 million, or 156 % to $47.9 million for the six months ended June 30, 2008 from $18.7 million for the same period in 2007.

The increase in our revenue was partly attributable to our acquisitions of Nanning and Shenyang and economic benefits from favorable exchange rates due to appreciation of Chinese Renminibi. Nanning and Shenyang contributed $16.23 million or 34% of revenue of the Company for six months ended June 30, 2008. Also sales by our Shandong subsidiary’s sales grew as a result of increased demand for a new product offering, "High oxygen water". The Shandong sales accounted for $12.6 million or 26% of revenue for the six month period ended June 30, 2008.

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2008 and 2007.

	% of Sales Revenues
	Six months ended June 30, 2008	Six months ended June 30, 2007
Sales by Product Category
Bottle-sized water	81%	69%
Carboy-sized bottled water	16%	31%
Others	3%	0%
Total sales volume	100%	100%

	Six months ended June 30, 2008	Six months ended June 30, 2007
Sales by Source Category
Own-brand and Private Labels	79%	87%
OEM	18%	13%
Others	3%	0%
Total sales volume	100%	100%

As the table above indicates, the bottle-sized sector accounts for an aggregate of 81% and 69% of our sales for the six months ended June 30, 2008 and 2007, respectively. The carboy-sized sector accounts for 16% and 31% of our sales for each of the six months ended June 30, 2008 and 2007, respectively.

Cost of Goods Sold. Our cost of goods sold increased by $17.3 million, or 139%, to $29.75 million for the six months ended June 30, 2008 from $12.45 million during the same period in 2007. We believe that this increase correlates directly to our increase in revenue. As a percentage of revenues, the cost of goods sold decreased to 62% during the six months ended June 30, 2008 from 67% in the same period in 2007, partially because we prepaid for raw materials used in our PET product at a favorable price.

Gross Profit. Our gross profit increased by $11.93 million, or 191%, to $18.19 million for the six months ended June 30, 2008 from $6.26 million during the same period in 2007. Gross profit as a percentage of revenues was 38% for the six months ended June 30, 2008, an increase of 5% from 33% during the same period in 2007. Such percentage increase was mainly attributable to the automation of our PET bottle production facility which we introduced in late 2007 which created operational efficiencies in all product categories.

Selling Expenses. Our selling expenses were $0.4 million for the six months ended June 30, 2008 while the amount was minimal for the same period in 2007. As a percentage of revenues, selling expenses were 1% for the six months ended June 30, 2008. These increases mainly result from the increase in freight charges, and compensation paid to our sales and marketing personnel.

Administrative Expenses. Our administrative expenses were $3.99 million (8% of total sales) and $0.6 million (3% of total sales) for the six months ended June 30, 2008 and 2007, respectively. The increased administrative expenses were mainly due to increases in professional service fees related to our status as a public company.

Interest expense. Our interest expense was approximately $2.37 million during the first six months of 2008. On January 24, 2008, we issued $50 million aggregate principal amount of convertible notes, which bear interest at the rate of 7% per year. During period from January 24 through June 30, 2008, interest expense consisted of cash interest payments of $1.48 million on the convertible notes, amortization of deferred financing costs of $ 0.85 million, and the remaining amounts are interest expense for lines of credit and notes payable and bank handling fees.

Income Taxes. For the six months ended June 30, 2007, we were exempt from income tax and thus incurred no income taxes, while for the same period in 2008, we recognized income tax expense of $2.3 million.

Net Income. Net income increased by $6.71 million, or 120%, to $12.3 million for the six months ended June 30, 2008, from $5.61 million for the same period of last year due to the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2008, we had cash and cash equivalents of approximately $23.87 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

All amounts in thousands of U.S. dollars, except percentages.

	Six Months Ended June 30,
	2008	2007
Cash Flow
Net cash provided by (used in) operating activities	$9,189	$(2,592)
Net cash used in investing activities	(39,019)	(1,306)
Net cash provided by financing activities	43,849	30,185
Net cash flow	$14,019	$26,287

Operating Activities

Net cash provided by operating activities was approximately $9.2 million for the six months ended June 30, 2008, which is an increase of approximately $11.8 million from approximately $2.6 million net cash used in operating activities for the same period of 2007. The increase of the cash provided by operating activities was mainly attributable to two acquisitions made by the Company in late 2007 which increased sales and our revenue.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $39 million, which is an increase of approximately $37.7 million from net cash used in investing activities of approximately $1.3 million for the same period of 2007. Our main uses of cash for investing activities consisted of deposits for business expansion, including the acquisition of Grand Canyon and other prospective acquisition targets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $43.8 million, which is an increase of approximately $13.6 million from approximately $30.2 million net financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly attributable to the $44.1 million of cash proceeds obtained from our issuance of convertible notes in January 2008.

Our bank loans, other interest bearing borrowings and their maturities as of June 30, 2008 were as follows:

All amounts, other than percentages in thousands of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Bank of China, Hong Kong	146	October 10, 2003	October 10, 2012	9 years
Total	146

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

Obligations under Material Contracts and Commercial Lending Arrangements and Agreements

Our obligations under material contracts as of June 30, 2008 are as follows:

	(All amounts in thousands of US dollars)
	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt Obligations	$146	$32	$67	$47
Operating Lease Obligations	1,132	605	527	-
Convertible Notes Payable	50,000	-	50,000	-
Total	$51,278	$637	$50,594	$47

Provision for Income Taxes

United States

We are subject to United States corporate income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no income taxable in the United States for the first six months of fiscal year 2008.

British Virgin Islands

Our subsidiaries, Gain Dynasty Investments Limited, Fine Lake International Limited and Favor Start Investments Limited were incorporated in the British Virgin Islands, or BVI, and, under the current laws of the BVI, are not subject to income taxes.

PRC

Before the implementation of the corporate income tax (“CIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the CIT Law (“Implementing Rules”) which took effect on January 1, 2008. The CIT Law and Implementing Rules impose a unified CIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an CIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC CIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

As approved by the relevant PRC tax authority, our subsidiaries Guangdong Taoda Drink Co. Limited, Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited, Shandong Olympic Forward Drink Co. Limited, Nanning Taoda Drink Co. Limited and Guangzhou Grand Canyon Pure Distilled Water Co. Limited were entitled to a two-year exemption from CIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of the above companies commenced in 2006. Accordingly, the above companies were exempted from CIT for 2006 and 2007 and thereafter entitled to a 50% reduction on CIT tax rate of 12.5% for 2008, 2009 and 2010. The year of 2010 is the last year that we enjoy a 50.0% tax reduction. From 2011, we are subject to PRC CIT at a rate of 25.0% of assessable profits, consisting of a 25% national tax.

Seasonality

Our Company's sales are subject to seasonality factors. We typically experience higher sales of our bottled water products in summer time in coastal cities while the sales remain constant throughout the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarters of the year when the weather is hot and dry, and lower in the first and fourth quarters of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions.

Critical Accounting Policies

Our Company's accounting policies are fully described in Note 2 of the Consolidated Financial Statements which are included herewith. As disclosed in Note 2, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, and valuation of long-lived assets including identifiable intangibles and goodwill. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During the fiscal quarter ending June 30, 2008, under the supervision and with the participation of members of our management, the Company continued an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our president, as the principal executive officer and principal financial officer, has concluded that the Company’s internal controls and procedures are not effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings, because of a material weakness in the internal controls over financial reporting identified by our independent auditors in connection with the audit of our fiscal 2007 year as discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In connection with the annual audit and preparation of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, certain control deficiencies were noted by our independent auditors in the close process. Such deficiencies include: 1) the Company did not maintain an effective Audit Committee to oversee the effectiveness of the system of internal controls, 2) the Company did not maintain effective controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements, 3) the internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and period-end close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness also includes failures in the operating effectiveness of controls which would ensure (i) proper cut-off of revenues and expenses and (ii) proper accounting for value added taxes.

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

Changes in Internal Controls over Financial Reporting

The Company has been and continues to strengthen procedures and controls, and continues reviewing the matters identified during the course of the 2007 audit to determine how to most effectively remedy such issues.

During the first and second quarters of 2008, the Company has taken the following actions to further strengthen our internal controls:

1. The Company is continuing the process to become Sarbanes-Oxley 404 compliant including implementing extensive review and approval procedures of the Company's financial statements and SEC reports. The Company is in the process of developing comprehensive policies and procedures over revenue recognition, including requirements for documentation to recognize revenues under financial reporting standards and to enhance the control processes surrounding the review and approval of revenue.

2. The Company recently hired a consultant to assist in the review and implementation of a new financial reporting system for the Company. As of the filing date, the Company has completed the initial phase of this project.

3. The Company has hired a consulting firm with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure pursuant to SEC rules, which will enhance the supervisory control over the preparation of the financial statements and financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There is no unregistered sales of equity securities during the three-month period ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 19, 2008, Messrs. Xu Hong Bin and Chen Xing Hua, holders of a majority of our common stock entitled to vote, by written consent, approved and adopted the merger agreement and the related agreements pursuant to which we will be merged with and into Heckmann Acquisition II Corp., a wholly-owned subsidiary of Heckmann Corporation. Messrs. Xu and Chen were holders of 48,200,000 shares of 94,521,395 shares, or approximately 51% of then outstanding of our common stock.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2008

CHINA WATER AND DRINKS INC.

By: /s/ Xu Hong Bin
Xu Hong Bin
President
(Principal Executive Officer and Principal
Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.