Form 10-K/A
period 2007-12-31
China Water & Drinks Inc..
filed 2008-09-30
CIK 1344133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

There were a total of 96,044,973 shares of the registrant’s common stock outstanding as of September 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

China Water and Drinks, Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2008 (the “Form 10-K,” as amended by Amendment No. 1 to the Form 10-K filed with the SEC on May 16, 2008 and Amendment No. 2 to the Form 10-K filed with the SEC on June 11, 2008), to (1) reflect a change in the valuation of shares it issued in connection with its acquisition of Pilpol (HK) Biological Limited (“Pilpol”), and (2) reflect a change in the valuation of the shares issued in connection with the Company’s investment in China Bottles, Inc. (formerly Hutton Holdings Corporation) (“China Bottles”), (3) to record compensation charge relating to Xu Hong Bin’s obligations under the make good escrow agreement with certain investors that was entered into in connection with the Company’s May 2007 equity financing transaction, (see below for details with respect to item (1), (2) and (3)) and (4) to revise the certifications of the Company’s principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2 to the Form 10-K, respectively, to conform to the certifications required by Item 601(b)(31) of Regulation S-K.

On September 28, 2008, the Company’s board of directors concluded that its consolidated financial statements as of and for the year ended December 31, 2007 could no longer be relied upon due to the need to make the adjustments discussed herein.

Compensation Charge

In connection with the Company’s May 2007 equity financing transaction, Xu Hong Bin, the Company’s president, entered into a make good escrow agreement with certain investors whereby Mr. Xu agreed to transfer 11.2 million shares of common stock owned by him to the investors in the event that the Company did not meet certain performance targets for its fiscal year ended December 31, 2007 and another 11.2 million shares of common stock owned by him to the investors in the event that the Company does not meet certain performance targets for its fiscal year ended December 31, 2008.

Subsequently, the Company determined that the agreement to release the shares from escrow upon the achievement of the performance targets should be presumed to be a separate compensatory arrangement between the Company and Mr. Xu. The performance targets for the fiscal year ended December 31, 2007 were met. Accordingly, the aggregate fair value of the shares at the time the make good escrow agreement became effective, $56 million, was charged to income as stock-based compensation during the year ended December 31, 2007. For the first half of 2008, the Company accrued $28 million of compensation expense through June 30, 2008 as the Company believes it is probable that the performance target will be achieved for fiscal year 2008.

The performance objective for 2007 was $19 million in net income and for 2008 is $30 million in net income and 30 cents per share. On September 12, 2008, the agreements related to this arrangement were amended to make clear that any compensation charge relating to the make good arrangement, and any expense relating to the beneficial conversion feature attributable to the Notes, would be disregarded.

In connection with the pending acquisition of China Water by Heckmann Corporation, the make good arrangement will terminate, and no further charges will be recorded.

Pilpol Acquisition

Under the terms of the stock purchase agreement pursuant to which the Company acquired Pilpol, a portion of the acquisition consideration consisted of shares of the Company’s common stock.  On August 15, 2007, the Company and the former owners of Pilpol agreed to amend the purchase price to fix the number of shares to be issued in the Pilpol acquisition at 1,523,578 shares. As a result, the Company should have reclassified the monetary value of these shares, which was $12,188,624, to stockholders’ equity.

The Company originally valued the 1,523,578 shares of its common stock issued in the Pilpol acquisition at $3.50 due to, among other factors, the illiquidity of and small public float for its common stock. Subsequently, the Company determined that the quoted market price is the appropriate valuation measurement under relevant accounting standards.

The Company has restated its December 31, 2007 and June 30, 2008 consolidated financial statements to reclassify the monetary value of these shares from acquisition consideration payable to stockholders’ equity.

Investment in China Bottles

On August 31, 2007, the Company acquired 48% of China Bottles in exchange for $9 million in cash and 2,133,333 shares of its common stock. The Company originally recorded the share issuance at the quoted market price on the OTCBB on the date of the transaction, which was $7.70 per share.  However, in May 2008, the Company determined that the fair value for its shares was $3.50 at the time of issuance, the same value it used for the relatively concurrent Pilpol transaction. Subsequently, the company determined that the quoted market price is the best evidence of the fair value of its common stock issued in connection with the investment and as a result, the Company has restated its December 31, 2007 and June 30, 2008 consolidated financial statements to use quoted market price in accounting for the investment.

Unless otherwise indicated, this report speaks only as of the date that the Form 10-K was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the original report on Form 10-K (as amended by Amendments No. 1 and 2), except as mentioned above. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the original Form 10-K for the year ended December 31, 2007, including Amendments No. 1 and 2.

Pursuant to the rules of the Securities and Exchange Commission, currently dated certifications required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code are filed as Exhibit 32 to this amendment.

CHINA WATER AND DRINKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

Number		Page

PART I

Item 1.	Business	7-20
Item 1A.	Risk Factors	20-31
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II

Item 5.	Market for registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33-34
Item 6.	Selected Financial Data	34-35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-48
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48-49
Item 8.	Financial Statements and Supplementary Data	49-50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50-51
Item 9A.	Controls and Procedures	51-53
Item 9B.	Other Information	53

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance Compliance with Section 16(A) of the Act	53-56
Item 11.	Executive Compensation	56-60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60-62
Item 13.	Certain Relationships and Related Party Transactions, and Director Independence	62-64
Item 14.	Principal Accountant Fees and Services	64

PART IV

Item 15.	Exhibits and Financial Statement Schedules	64-68
	Index to Consolidated Financial Statements	F-1
	Consolidated Financial Statements	F-2 to F-30

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

•
On June 15, 2007, we agreed to acquire in exchange for $5.3 million in cash and 1.5 million shares of our common stock valued at $12.2 million to be issued at a future date, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province by acquiring through a wholly own subsidiary, Fine Lake International Ltd., Pilpol (HK) Biological Limited, Nanning Taoda’s parent. On August 15, 2007, the parties agreed to fix the number of shares of common stock to be issued at a future date to 1,523,578 shares of common stock. Nanning Taoda’s production plant produces bottled water in bottle sizes ranging from 350ml to 1,500ml as well as an 18.9L bottle. Nanning Taoda has two production lines with a capacity of 160 million liters of bottled water per year. In July 2008, we entered into an amendment of the agreement related to this acquisition and issued the 1.5 million shares of our common stock.

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

On May 31, 2007, we entered into an agreement to sell 4,477,612 shares of our Series A Convertible Preferred Stock to several accredited investors for aggregate gross sales proceeds of $30 million in a series of transactions exempt from registration under the Securities Act. This transaction closed on June 4, 2007. Each share of Series A Preferred Stock initially issued was convertible into five shares of our common stock on the second trading day following the day on which an amendment to our Articles of Incorporation were filed with the Nevada Secretary of State. On July 11, 2007, the 4,477,612 shares of Series A Convertible Preferred Stock converted into 22,388,062 shares of our common stock. For more information regarding this transaction, please see the Section below on page 33 entitled “2007 Equity Financing Transaction” as well as our Current Reports on Form 8-K’s and the exhibits thereto filed with the U.S. Securities and Exchange commission on June 5, 2007 and September 29, 2008, respectively.

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

On March 31, 2008, we executed agreements amending certain terms of the aforementioned note financing transaction. Specifically, the pledge agreements securing repayment of the 5% secured convertible notes were amended to reduce the percentage of the equity pledged from a pledge of the equity we hold in our subsidiaries to a pledge of 65% of the equity interests we hold in our subsidiaries. The interest rate payable on the 5% secured convertible notes was also amended to increase the interest rate to 7% per annum. Additional information regarding this transaction and the issuance of the Notes can be found in the Company’s Current Reports on Form 8-Ks filed January 28, 2008, April 15, 2008 and September 29, 2008 as wells as Form 8-K/A filed on January 31, 2008.

At the time of the notes transaction, our quoted market price was $17.25 per share on the OTC-BB. We did not record a beneficial conversion at the time of the transaction believing that the quoted market price did not reflect fair value in light of the illiquidity of and small public float for its common stock. However, we subsequently determined that the quoted market price is the appropriate valuation measurement under relevant accounting standards and has recorded a beneficial conversion feature of $44 million, an amount equal to the proceeds realized upon issuance of the notes.

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

Holders

As of September 29, 2008, there were approximately 129 stockholders of record of our common stock.

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

On June 15, 2007, we agreed to acquire in exchange for $5.3 million in cash and 1.5 million shares of our common stock valued at $12.2 million to be issued at a future date, we acquired 100% of the outstanding equity of a bottled water production company located at Nanning City, Guangxi Province by acquiring through a wholly own subsidiary, Fine Lake International Ltd., Pilpol (HK) Biological Limited, Nanning Taoda’s parent. On August 15, 2007, the parties agreed to fix the number of shares of common stock to be issued at a future date to 1,523,578 shares of common stock. Nanning Taoda’s production plant produces bottled water in bottle sizes ranging from 350ml to 1,500ml as well as an 18.9L bottle. Nanning Taoda has two production lines with a capacity of 160 million liters of bottled water per year. In July 2008, we entered into an amendment of the agreement related to this acquisition and issued the 1.5 million shares of our common stock.

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

(amount in thousands of U.S. dollars, except earnings per share)

	Year ended December 31,
	2007	2006	2005	2004	2003

Sales Revenue	$56,773	$35,700	$27,680	$7,380	$7,163
Cost of sales	(37,342)	(26,621)	(19,666)	(6,176)	(5,442)
Gross profit	19,431	9,079	8,014	1,204	1,721
Expenses
General and administrative expenses	(57,844)	(2,923)	(1,045)	(199)	(181)
Selling expenses	(64)	(178)	-	(10)	(13)
Total Expenses	(57,908)	(3,101)	(1,045)	(209)	(194)
Income before the following items and taxes	(38,477)	5,978	6,969	995	1,527
Other Income	541	285	-	5	3
Income from equity investment	1,797	-	-	-	-
Income before income taxes and minority interests	(37,936)	6,263	6,969	1,000	1,530
Income taxes	(307)	-	-	-
Minority interests	(76)	-	-	-	-
Net income	(36,522)	6,263	6,969	1,000	1,530
Earnings per share:
Basic	$(0.47)	$0.10	$0.12	$0.02	$0.03
Diluted	$(0.47)	$0.10	$0.12	$0.02	$0.03
Weighted average number of shares outstanding:
Basic	77,772	59,872	59,872	59,872	59,872
Diluted	77,772	59,872	59,872	59,872	59,872

	2007	2006	2005	2004	2003
Balance sheet data:

Cash and cash equivalents	$10,868	$1,836	$1,371	$793	$429
Working capital	37,691	957	6,078	2,795	2,114
Total assets	53,418	26,062	17,126	8,206	6,563
Total current liabilities	15,727	19,343	6,797	2,944	2,337
Long term liability	267	163	191	-	-
Total liabilities	15,994	19,506	6,988	2,944	2,337
Minority interest	517	-	-	-	-
Total stockholders’ equity	89,639	6,556	10,138	5,262	4,226

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

In connection with the financing transaction, we, the investors, Mr. Xu Hong Bin, our officer, director and stockholder, the Pinnacle Fund, as agent for the investors, and Loeb & Loeb LLP, as escrow agent entered into a make good escrow agreement, whereby Mr. Xu Hong Bin agreed to transfer 11.2 million shares of common stock owned by him to the investors in the event that we did not meet certain performance targets for its fiscal year ended December 31, 2007 and another 11.2 million shares of common stock owned by him to the investors in the event that China Water does not meet certain performance targets for its fiscal year ended December 31, 2008. Subsequently, we determined that it would have to record compensation charges relating to this arrangement, based on the quoted market price of its stock on May 31, 2007, when the arrangement became effective. For 2007, since the performance target of $19 million in net income was achieved, China Water recorded approximately $56 million in compensation expense. The performance objective for 2007 was $ 19 million in net income and for 2008 is $30 million in net income and 30 cents per share.

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

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

All amounts, other than percentages, in thousands of U.S. dollars

	December 31,		Increase (Decrease)	% Increase % (Decrease)
Item	2007	2006
Sales revenue	$56,773	$35,700	$21,073	59%
Costs of goods sold	(37,342)	(26,621)	10,721	40%
Gross profit	19,431	9,079	10,352	114%
General and administrative expenses	(57,844)	(2,923)	(54,921)	—
Selling expenses	(64)	(178)	114	—
Income from operations	(38,477)	5,978	(44,455)	—
Other income (Expenses)	541	285	256	—
Income tax	(307)	—	(307)	—
Minority interest	(76)	—	(76)	—
Income from equity investment	1,797	—	1,797	—
Net income/(loss)	$(36,522)	$6,263	$(42,785)	—

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

General and Administrative Expenses. General and administrative expenses consist of an expense of approximately $56.0 million for stock based compensation relating to stock based compensation pursuant to the make good escrow agreement entered into in connection with our 2007 equity financing transaction and the costs associated with staff and support personnel who manage our business activities and of professional fees paid to third parties. Without the stock based compensation charge our general and administrative expenses decreased $1.0 million, or 36%, to $1.9 million during 2007 from $2.9 million in 2006. This decrease was mainly due to bad debt recovery of $1.6 million. As a percentage of sales revenue, and without the stock based compensation charge administrative expenses in 2007 decreased to 3%, as compared to 8% for 2006. This percentage decrease resulted primarily from an increase in revenues while our administrative costs remained relatively constant due to efficiencies driven through centralized management of processes and operations.

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

Other Income (Expenses). Other income (expenses) consists of interest expense and other allocated expenses. Other income (expenses) increased by $0.2 million to $0.5 million during 2007 from $0.3 million in 2006.

Income Taxes. Our income taxes increased $0.3 million during 2007 from $0 million in 2006.

Income from Equity Investment. Income from equity investment increased $1.8 million 2007, from $0 million in 2006 because we acquired 48% shareholding in Hutton in August 2007. We rely on the audited published financial information of China Bottles, Inc. Any changes to or restatements of the financial statements of China Bottles, Inc. could affect our investment in and income we record from our investment in China Bottles, Inc. In addition, adverse changes in China Bottles, Inc.’s business or financial results could result in us having to write-down or write off this investment

Net Income (Loss). Our net income decreased by $42.8 million to $(36.5) million during 2007 from $6.3 million in 2006 as a result of the factors described above.

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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

All amounts, other than percentages, in thousands of U.S. dollars

	December 31,		Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)

Sales Revenue	35,700	27,680	8,020	29%
Costs of Goods Sold	(26,621)	(19,666)	6,955	35%
Gross Profit	9,079	8,014	1,065	13%
General and Administrative	(2,923)	(1,045)	1,878	180%
Expenses
Selling Expenses	(178)	-	178
Income from Operations	5,978	6,969	(991)	(14%)
Other income (expenses)	285	-	285	-
Income tax	-	-	-	-
Minority Interest		-	-	-
Net income	$6,263	$6,969	$(706)	(10%)

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

	Three Months Ended (amounts in thousand of U.S. Dollars)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD
Net Revenues	$7,266	$8,830	$10,319	$9,285
Gross profit	$1,894	$2,436	$2,754	$1,995
Net income	$1,621	$2,034	$2,508	$100
Net income per common share:	$0.03	$0.03	$0.04	$0.00
Basic and diluted

	Three Months Ended (amounts in thousand of U.S. Dollars)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	Amount	Amount	Amount	Amount
	USD	USD	USD	USD

Net Revenues	$6,217	$12,498	$18,520	$19,538
Gross profit	$1,953	$4,310	$6,602	$6,566
Net income/(loss)	$1,678	$3,936	$5,823	$(47,959)
Net income/ (loss) per common share:	$0.03	$0.06	$0.07	$(0.62)

Net income/(loss) per common share:
Basic and Diluted	$0.03	$0.06	$0.07	$(0.59)

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

2.6	Stock Purchase Agreement dated August 31, 2007 by and among China Water and Drinks Inc, Cai Yingren and Wu Wen, each being shareholders of Hutton Holdings Corporation.(11)
3.1	Articles of Incorporation (4)
3.2	Certificate of Amendment to the Articles of Incorporation (5)
3.3	By-laws of the Company (4)
3.4	Amendment to By-laws of the Company (6)
3.5	Certificate of Designation for Series A Preferred Stock (7)
3.6	Code of Ethics (8)
10.1	Form of Securities Purchase Agreement dated as of May 31, 2007 (7)
10.2	Form of Registration Rights Agreement dated as of May 31, 2007 (7)
10.3	Lock Up Agreement dated as of May 31, 2007 (7)
10.4	Make Good Escrow Agreement dated as of May 16, 2007 (7)
10.5	Stock Pledge Agreement dated as of May 31, 2007 (7)
10.6	Securities Purchase Agreement, dated January 26, 2008 (15)
10.7	Form of 5% Secured Convertible Note, dated January 29, 2008 (15)
10.8	Escrow Agreement, dated January 24, 2008 (15)
10.9	Registration Rights Agreement, dated January 24, 2008 (15)
10.10	Stock Pledge Agreement, dated January 29, 2008 (16)
10.11	Charge Over Shares of Gain Dynasty Investments Limited dated January 25, 2008 (16)
10.12	Charge Over Shares of Fine Lake International Limited, dated January 25, 2008 (16)
10.13	Share Charge Over Shares of Pilpol (HK) Biological Limited, dated January 29, 2008 (16)
10.14	Share Charge Over Shares of Olympic Forward Trading Company dated January 29, 2008 (16)
10.15	Deed of Amendment Regarding Shares of Gain Dynasty Investments Limited dated March 31, 2008 (17)
10.16	Deed of Amendment Regarding Shares of Fine Lake International Limited, dated March 31, 2008 (17)
10.17	Memorandum of Partial Release Regarding Shares of Gain Dynasty Investments Limited dated March 31, 2008 (17)

10.18	Memorandum of Partial Release Regarding Shares of Fine Lake International Limited, dated March 31, 2008 (17)
10.19	Equity Pledge Agreement between Olympic Forward Trading Ltd. and Gain Dynasty Investments Limited, dated March 31, 2008 (17)
10.20	Equity Pledge Agreement between Pilpol (HK) Biological Limited and Fine Lake International Limited, dated March 31, 2008 (17)
10.21	Amendment No. 1 to 5% Secured Convertible Note Due January 29, 2011, dated as of April 1, 2008 (17)
10.22	Letter Agreement dated March 31, 2008 Amending Securities Purchase Agreement dated as of January 24, 2008. (17)
10.23	Processing Agreement between Jilin COFCO Coca-Cola Beverages Co. Ltd.and Changchun Taodai Beverage Co. Ltd., dated September 1, 2005.(18)**
10.24	Processing Agreement between Guangdong Taigu Coca-Cola Beverages Co. Ltd.and Guangdong Taoda Beverage Co. Ltd., dated January 1, 2008.(18)**
10.25	Processing Agreement between Nanning Coca-Cola Beverages Co. Ltd. and Nanning Taoda Beverage Co. Ltd., dated January 1, 2006. (18)
10.26	Processing Agreement, dated March 1, 2008, between Qingdao Coca-cola Beverages Co., Ltd. and Shandong Taoda Olympic Forward Drink Co., Ltd.(18)**
10.27	Processing Agreement, dated March 29, 2007, between Shenyang Coca-cola Beverages Co., Ltd. and Changchun Taoda Beverage Co., Ltd. (18)
20.2	Amendment No. 1 to Stock Purchase Agreement dated as of June 15, 2007 (13)
31	Certification of Xu Hong Bin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

CHINA WATER AND DRINKS INC.

Dated: September 29, 2008	By:	/s/ Xu Hong Bin
Xu Hong Bin
President and Director
(Principal Executive Officer and
Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xu Hong Bin	President and Director (Principal Executive Officer and Principal Financial Officer)	September 29, 2008
Xu Hong Bin

/s/ Chen Xing Hua	Director	September 29, 2008
Chen Xing Hua

/s/ Liang Qiu Xia	Director	September 29, 2008
Liang Qiu Xia

/s/ Charles Cheung Wai Bun	Director	September 29, 2008
Charles Cheung Wai Bun

CHINA WATER AND DRINKS INC.
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2 to F-4
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations and Comprehensive Income	F-6
Consolidated Statement of Cash Flows	F-7
Consolidated Statement of Stockholders’ Equity	F-8
Notes to the Consolidated Financial Statements	F-9 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders China Water and Drinks Inc.

We have audited the consolidated balance sheet of China Water and Drinks Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of China Bottles Inc., the Company’s unconsolidated equity investee, which investment constitutes approximately 26% of total consolidated assets and income of approximately 5% of total consolidated net loss, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for China Bottles Inc, is based solely on the report of the other auditors.

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

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2007 to reflect the correction of an error in the estimate of fair value of the Company’s common stock issued in connection with an acquisition, to reflect the correction of an error in accounting for common stock to be issued in an acquisition and to reflect the correction of an error in accounting for a compensatory arrangement.

/S/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
April 29, 2008 (September 26, 2008
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

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
May 26, 2007, except for the restatement
adjustment as outlined in Note 3
which is dated April 28, 2008
Salt Lake City, Utah

CHINA WATER AND DRINKS INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

<>	December 31,
	2007(As restated, Note 16)	2006(As restated, Note 3)
ASSETS
Current Assets
Cash and cash equivalents	$10,868	$1,836
Accounts receivable, net of allowance of $22 and $274 at December 31, 2007 and 2006 respectively	18,841	6,990
Due from related companies	8,697	—
Inventories, net	1,406	5,260
Prepaid expenses	6,083	4,242
Other receivables	7,523	58
Total current assets	53,418	18,386
Property, plant and equipment, net	8,102	4,029
Other assets	7	54
Deposits	2,748	—
Investment in unconsolidated equity investee	27,224	—
Due from directors	—	3,593
Intangible assets, net	2,074	—
Goodwill	12,577	—
TOTAL ASSETS	$106,150	$26,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,856	$3,094
Deferred revenues	3,550	2,640
Accrued expenses	922	1,327
Acquisition consideration payable	1,060	—
Current portion of line of credit	82	—
Current portion of long term debt	31	29
Value added taxes payable	5,762	4,820
Income taxes payable	320	—
Due to related companies	144	—
Due to directors	—	7,433
Total current liabilities	15,727	19,343
Long-term portion of line of credit	136	—
Long-term debt, less current portion	131	163
TOTAL LIABILITIES	15,994	19,506
Minority interests	517	—
Stockholders’ Equity
Preferred stock (5,000,000 and 5,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, no shares outstanding at December 31, 2007 and 2006, respectively)	—	—
Common stock (par value $0.001, 150,000,000 and 70,000,000 shares authorized; 94,521,393 and 59,872,000 shares issued and outstanding at December 31, 2007 and 2006, respectively)	95	60
Additional paid-in capital	118,092	(58)
Retained earnings (accumulated deficit)	(30,357)	6,261
Accumulated other comprehensive income	1,809	293
TOTAL STOCKHOLDERS’ EQUITY	89,639	6,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,150	$26,062

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

<>	For Years Ended December 31,
	2007 As restated, (Note 16)	2006 As restated, (Note 3)	2005
Revenue	$56,773	$35,700	$27,680
Cost of goods sold	(37,342)	(26,621)	(19,666)
Gross profit	19,431	9,079	8,014
Operating expenses:
Selling and marketing expenses	(64)	(178)	—
General and administrative expenses	(57,844)	(2,923)	(1,045)
Total operating expenses	(57,908)	(3,101)	(1,045)
Income (loss) from operations	(38,477)	5,978	6,969
Other income	541	285	—
Minority interest	(76)	—	—
Income from equity investment	1,797	—	—
Income (loss) before income taxes	(36,215)	6,263	6,969
Provision for income taxes	(307)	—	—
Net income (loss)	(36,522)	6,263	6,969
Foreign currency translation gain	1,516	48	245
Comprehensive income (loss)	$(35,006)	$6,311	$7,214
Net earnings (loss) per share:
Basic	$(0.47)	$0.10	$0.12
Diluted	$(0.47)	$0.10	$0.12
Weighted average number of shares outstanding:
Basic	77,772	59,872	59,872
Diluted	77,772	59,872	59,872

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.
Consolidated Statements of Cash Flows
(In thousands, except per share data)

<>	Year Ended December 31,
	2007	2006 (As restated, Note 3)	2005
Cash flows from operating activities
Net income (loss) (as restated, Note 16)	$(36,522)	$6,263	$6,969
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	921	307	396
Increase in obsolescense reserves for inventories	311	—	—
Reduction in provision for doubtful accounts	(252)	—	—
Income from equity method investment	(1,797)	—	—
Income for minority interest stockholders in subsidiary	76	—	—
Share based compensation (as restated, Note 16)	55,970	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,960)	(3,135)	(1,694)
Due from related company	(8,697)	—	—
Inventories	4,579	(2,046)	(1,845)
Prepaid expenses and other receivables	(7,910)	137	(3,014)
Other assets	46	11	(63)
Due from director	4,068	(3,593)	—
Deferred revenues and accrued expenses	(180)	1,412	1,049
Other taxes payable	(1,099)	4,792	41
Accounts payable	(726)	1,849	(124)
Due to director	—	4,589	700
Net cash provided by operating activities	828	10,586	2,415
Cash flows from investing activities
Purchases of property and equipment	(1,140)	(150)	(1,665)
Deposit	(2,748)
Pilpol Acquisition, net of cash acquired of $1,416	(3,917)	—	—
Shenyang Aixin Acquisition, net of cash acquired of $68	(992)	—	—
Hutton acquisition	(9,000)	—	—
Other	—	(50)	(150)
Net cash (used in) investing activities	(17,797)	(200)	(1,815)

Cash flows from financing activities
Increase in line of credit	82	—	—
Payments on long-term debt agreements	(84)	(28)	(27)
Proceeds from issuance of Series A preferred stock, net of offering costs	26,354	—	—
Due to stockholders	(331)
Dividend paid	—	(9,893)	—
Net cash provided by/(used in) financing activities	26,021	(9,921)	(27)
Net increase in cash and cash equivalents	9,052	465	573
Cash and cash equivalents at beginning of period	1,836	1,371	798
Effect of change in foreign exchange rate on cash and cash equivalents	(20)	—	—
Cash and cash equivalents at end of period	$10,868	$1,836	$1,371
Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$10	$—
Non-cash investing and financing activities:
Common stock to be issued to Pilpol former-owners for acquisition (as restated, Note 16)	$12,189	$—	$—
Payable to Shenyang owners for 66.67% acquisition	$1,060	$—	$—
Common stock issued to Hutton owners for acquisition (as restated, Note 16)	$16,426	$—	$—
Transfer of Due to Directors into additional paid in capital	$7,172	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CHINA WATER AND DRINKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital Amount	Retained Earnings (Accumulated Deficit) Amount	Accumulated Other Comprehensive Income Amount	Total Stockholders’ Equity Amount
	No. of Shares	Amount	No. of Shares	Amount
As at January 1, 2005	—	$—	59,872	$60	$(58)	$2,922	$—	$2,924
Net income	—	—	—	—	—	6,969	—	6,969
Foreign currency translation adjustment	—	—	—	—	—	—	245	245
Dividends paid to stockholder	—	—	—	—	—	—	—	—
Issuance of common stock and recapitalization in reverse acquisition transaction	—	—	—	—	—	—	—	—
As at December 31, 2005	—	—	59,872	60	(58)	9,891	245	10,138
Net income (as restated, Note 3)	—	—	—	—	—	6,263	—	6,263
Foreign currency translation adjustment	—	—	—	—	—	—	48	48
Dividends paid to stockholder	—	—	—	—	—	(9,893)	—	(9,893)
As at December 31, 2006 (as restated, Note 3)	—	—	59,872	60	(58)	6,261	293	6,556
Net loss income	—	—	—	—	—	(36,522)	—	(36,522)
Foreign currency translation adjustment	—	—	—	—	—	—	1,516	1,516
Contribution to Additional Paid-In Capital by Directors	—	—	—	—	7,172	—	—	7,172
Sale of Series A convertible preferred stock, net offering costs	4,478	4	—	—	26,354	—	—	26,358
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(4,478)	(4)	22,388	22	(18)	—	—	—
Issuance of common stock in connection with the 48% acquisition of China Bottles Inc. (as restated, Note 16)	—	—	2,133	2	16,424	—	—	16,426
Common stock to be issued in connection with the acquisition of Pilpol (as restated, Note 16)	—	—	—	—	12,189	—	—	12,189
Share based compensation (as restated, Note 16)	—	—	—	—	55,970	—	—	55,970
Acquisition of UGODS			10,128	11	59	(96)		(26)
As at December 31, 2007 (as restated, Note 16)	—	$—	94,521	$95	$118,092	$(30,357)	$1,809	$89,639

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

Acquisition Consideration Payable

Acquisition Consideration Payable consists of a payable of $1,060,000 in cash in connection with the Company’s 2007 acquisition of Shenyang (Note 8).

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005
<>	2007 (As restated, Note 16)	2006 (As restated, Note 3)	2005
	(In thousands, except per share data)
Basic and diluted net earnings (loss) per share:
Net income (loss)	$(36,522)	$6,263	$6,969
Weighted average common shares outstanding	77,196	59,872	59,872
Effect of stock subscription payable	576	—	—
Total weighted average common shares outstanding	77,772	59,872	59,872
Basic and diluted net income (loss) per share	$(0.47)	$0.10	$0.12

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

NOTE 7 -Investment in Equity Investee (as restated, Note 16)

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of convertible preferred stock of China Bottles. The total consideration paid for the China Bottles investment was $25,426,664, consisting of $9,000,000 in cash and 2,133,333 shares of the Company’s common stock valued at $7.70 per share, the quoted market price of the Company’s common stock on August 31, 2007.

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

NOTE 8 - Acquisitions

Pilpol acquisition (as restated, Note 16)

On June 15, 2007 (as amended on August 15, 2007), the Company, through its wholly-owned subsidiary Fine Lake, acquired 100% of the outstanding equity of Pilpol. Pilpol owns and operates Nanning, a PRC bottled water production company located in Nanning, southern PRC. The purchase price for Pilpol was $5,332,522 in cash, as well as 1,523,578 shares of the Company’s common stock valued at $12,188,624. Initially, the shares were to be issued upon the registration of the Company’s common stock underlying the Company’s Series A Convertible Preferred Stock (Note 14). On August 15, 2007, the parties agreed to fix the number of shares of common stock to be issued at a future date to 1,523,578 shares of common stock. As of December 31, 2007, the registration has not yet occurred and no shares have been issued to Pilpol’s former stockholders.

The Company applied SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), when determining the classification of these stock subscriptions. While these subscriptions provide an obligation to issue 1,523,578 shares, they are classified as liabilities since a fixed monetary amount is known at inception. At the date the number of shares became fixed, the liability was reclassified to equity. As of December 31, 2007, the share consideration has not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $12.2 million within stockholders equity at December 31, 2007 as common stock to be issued.

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

Cash and cash equivalents	$1,416
Accounts receivable	2,299
Inventories	646
Prepayments, deposits and other receivables	992
Amount due from directors	475
Plant and equipment	959
Amortizable intangible assets	2,116
Goodwill	11,441
TOTAL ASSETS PURCHASED	20,344
Accounts payables	594
Amount due to stockholders	331
Other payables and accrued expenses	33
Taxes payable	1,865
TOTAL LIABILITIES ASSUMED	2,823
TOTAL CONSIDERATION	$17,521

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

Year ended December 31, 2007:

<>	Historical Combined	Pro-forma Adjustment—Pilpol	Pro-forma Adjustment—Shenyang	Pro-forma
	(as restated, Note 16)
Revenue	$56,773	$5,931	$2,044	$64,748
(Loss) income from operations	$(38,477)	$1,773	$313	$(36,391)
Net (loss) income	$(36,522)	$1,734	$363	$(34,425)
Basic and diluted (loss) earnings per share	$(0.47)	$0.02	$0.00	$(0.45)

Year ended December 31, 2006:

	Historical Combined	Pro-forma Adjustment - Pilpol	Pro-forma Adjustment - Shenyang	Pro-forma
Revenue	$35,700	$9,368	$2,675	$47,743
Income from operations	$5,978	$2,619	$366	$8,963
Net income	$6,263	$2,619	$358	$9,240
Basic and diluted earnings per share	$0.10	$0.04	$0.01	$0.15

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE 9 - Goodwill and Intangible Assets

The carrying values of goodwill and intangible assets are as follows (in thousands):

	Goodwill (as restated, Note 16)	Intangible Assets, net

Acquisition of Pilpol and Shenyang	$12,577	2,229
Amortization expense	-	(155)

Balance at December 31, 2007	$12,577	$2,074

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

Note Payable

In October 2003, the Company entered into a note payable with Bank of China (Hong Kong) to acquire a residential apartment that is held by the Company for long term investment purposes. The note is payable in monthly installments of principle and interest, with interest adjusting in accordance with the bank market rate 4.15% at December 31, 2007 and 5.5% at December 31, 2006 is due on October 2012 and is collateralized by the apartment.

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

A reconciliation of expected income tax at the US federal statutory rate (34%) to the income tax expense recorded in the financial statements is as follows:

<>	2007 (as restated, Note 16)	2006	2005
Expected tax (benefit) expense	$(12,313)	$3,514	$2,296
Preferential tax treatment (tax holiday)	(6,074)	(3,513)	—
Non-taxable items	18,567	—	—
Underprovision in previous years	127	—	—
Utilization of tax losses	—	(1)	(1)
Others	—	—	(2,295)
Income tax expense	$307	$—	$—

The aggregate effect of the tax holiday is $6,074,000 and $3,513,000 for the years ended December 31, 2007 and 2006, respectively. The tax holiday ended in 2007 and the Company will enjoy a tax reduction of 50% for the following three years. The per share effect of the tax holiday is as follows:

<>	2007 (as restated, Note 16)	2006	2005
Value of tax holiday	$6,074	$3,513	$—
Number of basic shares	77,772	59,872	—
Number of diluted shares	77,772	59,872	—
Value of tax holiday per basic share	$0.08	$0.06	$—
Value of tax holiday per diluted share	$0.08	$0.06	$—

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

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE 14 - Stockholders’ Equity

Preferred Stock and Share Sale (as restated, Note 16)

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

The agreement to release the shares from escrow upon the achievement of the 2007 after-tax net income target was presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million or $5.00 per share) was charged to income as stock-based compensation expense when the shares were released from escrow during the year ended December 31, 2007.

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

Note 16 - 2007 Restatement

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2007, the Company determined that there were errors made in accounting for certain transactions in its 2007 consolidated financial statements. These errors are as follows:

(A)
The fair value of the shares of common stock issued to China Bottles as part of the acquisition consideration was estimated to be $3.50 per share. In addition, the fair value of the shares of common stock to be issued to Pilpol as part of the acquisition consideration was also estimated to be $3.50 per share. The quoted market price of the Company’s common stock on the dates of these acquisitions was $7.70 and $8.00 per share, respectively. The initial decrease in the estimated fair value of these shares was primarily due to consideration of the effects on the quoted market price related to price fluctuations, quantities traded, issue costs and the like. However, after further consideration, the Company determined that the quoted market price represented the best evidence of the fair value of its common stock issued in connection with these acquisitions and as a result, the Company has restated its December 31, 2007 consolidated financial statements to use quoted market price in accounting for these acquisitions.

(B)
On August 15, 2007, the Company and the former owners of Pilpol agreed to amend the purchase price to fix the number of shares to be issued in the Pilpol acquisition at 1,523,578 shares. As a result, on August 15, 2007, the Company should have reclassified the monetary value of these shares, which was $12,188,624, to stockholders’ equity, pursuant to SFAS No. 150. The Company has restated its December 31, 2007 consolidated financial statements to reclassify this amount from acquisition consideration payable to stockholders’ equity.

(C)
As discussed in Note 14, pursuant to an escrow agreement entered into in connection with a $30 million preferred stock offering in May 2007, Mr. Xu Hong Bin, a major shareholder of the Company, agreed to transfer 11,194,030 and 11,194,030 shares of the Company’s common stock owned by him to the preferred stock investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The agreement to release the shares from escrow upon the achievement of certain criteria is presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million) should have been charged to income as stock-based compensation during the year ended December 31, 2007. As a result, the Company has restated its December 31, 2007 consolidated financial statements to account for this escrow agreement as a separate compensatory arrangement between the Company and Mr. Xu Hong Bin.

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The adjustments required to correct the errors discussed above resulted in the restatement of the Company’s December 31, 2007 consolidated financial statements from amounts previously reported as follows:

Balance sheet:

	December 31, 2007
	As previously reported	As restated
Investment in unconsolidated equity investee	$18,264	$27,224
Goodwill	5,721	12,577
Total assets	90,334	106,150
Acquisition consideration payable, current portion	6,393	1,060
Total current liabilities	21,060	15,727
Total liabilities	21,327	15,994
Additional paid-in capital	40,973	118,092
Retained earnings (accumulated deficit)	25,613	(30,357)
Total stockholders' equity	68,490	89,639
Total liabilities and stockholders' equity	90,334	106,150

Statement of operations:

	December 31, 2007
	As previously reported	As restated
General and administrative expenses	$1,874	$57,844
Total operating expenses	1,938	57,908
Income (loss) from operations	17,493	(38,477)
Income (loss) before income taxes	19,755	(36,215)
Net income (loss)	19,448	(36,522)
Comprehensive income (loss)	20,964	(35,006)

Earnings (loss) per share:
Basic	0.25	(0.47)
Diluted	0.24	(0.47)
Basic average number of diluted shares outstanding	77,196	77,772
Weighted average number of diluted shares outstanding	80,896	77,772

CHINA WATER AND DRINKS INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Condensed Consolidated Financial Statements
CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

	As of June 30, 2008	As of December 31, 2007
	(unaudited)
	(As Restated, Note 14)	(As Restated, Note 14)
ASSETS
Current Assets
Cash and cash equivalents	$23,873	$10,868
Accounts receivable, net of allowance of $7 and $22 at June 30, 2008 and December 31, 2007 respectively	36,678	18,841
Due from related companies	3,996	8,697
Inventories, net	2,701	1,406
Prepayments	11,834	6,083
Other receivables	1,599	7,523
Total current assets	80,681	53,418
Property, plant and equipment, net	10,639	8,102
Other assets	8	7
Deposits	25,099	2,748
Deferred financing costs	5,050	—
Investment in unconsolidated equity investee	30,922	27,224
Intangible assets, net	14,889	2,074
Goodwill	15,982	12,577
TOTAL ASSETS	$183,270	$106,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,384	$3,856
Deferred revenues	3,246	3,550
Accrued expenses	5,803	922
Acquisition consideration payable, current portion	1,060	1,060
Current portion of line of credit	—	82
Current portion of long term debt	32	31
Value added taxes payable	6,421	5,762
Income taxes payable	2,277	320
Due to a related company	334	144
Total current liabilities	23,557	15,727
Convertible notes payable, net of discount of $37,651	12,349	—
Long-term portion of acquisition consideration payable	1,910	—
Long-term portion of line of credit	—	136
Long-term debt, less current portion	114	131
TOTAL LIABILITIES	37,930	15,994
Minority interests	3,213	517
Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.001 par value, no shares issued)	—	—
Common stock (150,000,000 shares authorized, $0.001 par value, 94,521,393 shares issued and outstanding)	95	95
Additional paid-in capital	190,077	118,092
Accumulated deficit	(52,365)	(30,357)
Accumulated other comprehensive income	4,320	1,809
TOTAL STOCKHOLDERS’ EQUITY	142,127	89,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,270	$106,150

See accompanying Notes to Consolidated Financial Statements.