Form 10-Q/A
period 2008-03-31
China Water & Drinks Inc..
filed 2008-09-30
CIK 1344133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52812

CHINA WATER AND DRINKS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2304161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

Explanatory Note

China Water and Drinks Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its consolidated financial statements for the three months ended March 31, 2008 as described in Note 14 – Restatement, of the Notes to the Condensed Consolidated Financial Statements. Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended March 31, 2008, included in its Quarterly Report on Form 10-Q for the period ended March 31, 2008, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 22, 2008 (the “Original Form 10-Q”), the Company determined that there were errors made in accounting for certain transactions in its consolidated financial statements. The Company’s financial statements for the three months ended March 31, 2008 are being restated to correct these errors summarized as follows:

•
To record a beneficial conversion feature related to the Company’s sales of its Notes in January 2008. As previously disclosed in the Original Form 10-Q, the Company sold an aggregate amount of $50 million of its 5% secured convertible notes to a group of investors in January 2008. The Notes are convertible at $4.25 per share. At the time of the Notes transaction, the quoted market price of the Company’s common stock was $17.25 per share on the Over-The-Counter Bulletin Board (the “OTCBB”).  The Company did not record a beneficial conversion at the time of the Notes transaction believing that the quoted market price did not reflect fair value in light of, among other factors, the illiquidity of and small public float for its common stock. However, as a result of the Company’s determination that the quoted market price represented the best evidence of the fair value of its common stock, the Company determined that the Notes issuance included a beneficial conversion feature. As a result, the Company has restated its financial statements to record the beneficial conversion feature as a discount to the related debt and an addition to additional paid-in capital;

•
To reflect a change in the valuation of the shares issued in connection with the Company’s investment in China Bottles Inc. (formerly Hutton Holdings Corporation) (“China Bottle”). As previously disclosed in the Original Form 10-Q, on August 31, 2007, the Company acquired 48% of China Bottles in exchange for $9 million in cash and 2,133,333 shares of its common stock. The Company originally recorded the share issuance at the quoted market price of $7.70 per share on the date of the transaction.  However, in May 2008, the Company determined that the fair value for its shares was $3.50 at the time of issuance, the same value it used for the relatively concurrent Pilpol transaction. Subsequently, the Company determined that the quoted market price is the best evidence of the fair value of its common stock issued in connection with the investment;

•
To reflect a change in the valuation of the Company’s shares issued in connection with its acquisition of Pilpol (HK) Biological Limited (“Pilpol”). As previously disclosed in the Original Form 10-Q, in connection with the Company’s acquisition of Pilpol in 2007, the portion of the acquisition consideration consisted of the Company’s common stock was fixed at 1,523,578 shares. The Company originally valued the 1,523,578 shares of its common stock issued in the Pilpol acquisition at $3.50 due to, among other factors, the illiquidity of and small public float for its common stock. Subsequently, the Company determined that the quoted market price of $8.00 is the appropriate valuation measurement under relevant accounting standards. As a result, the Company has reclassified the monetary value of these shares, which was $12,188,624, to stockholders’ equity, in its financial statements; and

•
To record a compensation charge relating to Xu Hong Bin’s obligations under the make good escrow agreement with certain investors that was entered into in connection with the Company’s May 2007 equity financing transaction. In connection with the Company’s May 2007 equity financing transaction, Mr. Xu entered into a make good escrow agreement with certain investors whereby Mr. Xu agreed to transfer 11.2 million shares of common stock owned by him to the investors in the event that the Company did not meet certain performance targets for its fiscal year ended December 31, 2007 and another 11.2 million shares of common stock owned by him to the investors in the event that the Company does not meet certain performance targets for its fiscal year ended December 31, 2008. Subsequently, the Company determined that the agreement to release the shares from escrow upon the achievement of the performance targets should be presumed to be a separate compensatory arrangement between the Company and Mr. Xu. The performance targets for the fiscal year ended December 31, 2007 were met. Accordingly, the aggregate fair value of the shares at the time the make good escrow agreement became effective, $56 million, was charged to income as stock-based compensation during the year ended December 31, 2007. For the first fiscal quarter of 2008, the Company accrued $14 million of compensation expense through March 31, 2008 as the Company believes it is probable that the performance target will be achieved for fiscal year 2008. As a result, the Company has restated its March 31, 2008 financial statements to account for this compensation charge.

For the convenience of the reader, this Form 10-Q/A sets forth our Original Form 10-Q in its entirety, as amended by, and to reflect, the restatement. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•
Part I—Item 1—Financial Statements (Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statents of Cash Flows, Consolidated Statements of Stockholders’ Equity, Restated, Note 14—Restatement; the restatement does not impact our Consolidated Statements of Cash Flows for any period presented),

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (Second Fiscal Quarter Financial Performance Highlights, Results of Operation), and

•	Part I—Item 4—Controls and Procedures.

This Form 10-Q/A has been as of a current date and includes as exhibits 31.1 and 32.1 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q for the fiscal quarter ended March 31, 2008.

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited) (as restated, Note 14)	(as restated, Note 14)
ASSETS
Current Assets
Cash and cash equivalents	$22,993	$10,868
Restricted cash	18,000	-
Accounts receivable, net of allowance of $7 and $22 at March 31, 2008 and December 31, 2007 respectively	17,969	18,841
Due from related companies	9,213	8,697
Inventories, net	3,907	1,406
Prepaid expenses	10,666	6,083
Other receivables	6,453	7,523
Total current assets	89,201	53,418
Property, plant and equipment, net	9,442	8,102
Other assets	7	7
Deposits	20,770	2,748
Deferred financing costs	5,541	-
Investment in unconsolidated equity investee	28,589	27,224
Intangible assets, net	1,994	2,074
Goodwill	12,577	12,577
TOTAL ASSETS	$168,121	$106,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,244	$3,856
Deferred revenues	4,953	3,550
Accrued expenses	1,899	922
Acquisition consideration payable	1,060	1,060
Current portion of line of credit	85	82
Current portion of long term debt	31	31
Value added taxes payable	6,916	5,762
Income taxes payable	1,016	320
Due to a related company	121	144
Total current liabilities	22,325	15,727
Convertible notes payable (net of discount of $41,308)	8,692	-
Long-term portion of line of credit	142	136
Long-term debt, less current portion	124	131
TOTAL LIABILITIES	31,283	15,994
Minority interests	653	517
Stockholders' Equity
Preferred stock (10,000,000 shares authorized, $0.001 par value, no shares issued)	-	-
Common stock (150,000,000 shares authorized, $0.001 par value, 94,521,393 shares issued and outstanding)	95	95
Additional paid-in capital	176,085	118,092
Accumulated deficit	(43,494)	(30,357)
Accumulated other comprehensive income	3,499	1,809
TOTAL STOCKHOLDERS' EQUITY	136,185	89,639
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,121	$106,150

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except per share data)

	For Three Months Ended March 31,
	2008	2007
	(As restated, Note 14)
Revenue	$15,457	$6,217
Cost of goods sold	(9,986)	(4,263)
Gross profit	5,471	1,954
Operating expenses:
Selling and marketing expenses	(41)	-
General and administrative expenses	(15,572)	(267)
Total operating expenses	(15,613)	(267)
Income (loss) from operations	(10,142)	1,687
Other income	123	-
Interest expenses	(3,677)	-
Minority interest	(136)	-
Income from equity investment	1,365	-
Income (loss) before income taxes	(12,467)	1,687
Provision for income taxes	(670)
Net income (loss)	(13,137)	1,687
Foreign currency translation gain (loss)	1,690	(39)
Comprehensive income (loss)	$(11,447)	$1,648
Earnings (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03
Weighted average number of shares outstanding:
Basic	96,045	59,872
Diluted	96,045	59,872

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except per share data)

	For the three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income (loss) (as restated, Note 14)	$(13,137)	$1,687
Adjustments to reconcile net income to net cash provided by		-
Depreciation and amortization	429	95
Reduction in provision for doubtful accounts	(15)	-
Income from equity method investment	(1,365)	-
Minority interest	136	-
Non-cash interest expense (as restated, Note 14)	3,052	-
Stock based compensation (as restated, Note 14)	13,993	-
Changes in operating assets and liabilities:
Accounts receivable	1,674	899
Due from related companies	(3,133)	-
Inventories	(2,387)	(2,751)
Prepaid expenses and other receivables	(2,856)	(3,374)
Other assets	-	(5)
Due from director	-	994
Deposits	345
Deferred revenues and accrued expenses	2,138	1,609
VAT and income taxes payable	1,551	(4)
Accounts payable	2,172	2,585
Due to a related company	(29)	-
Due to director	-	244
Net cash provided by operating activities	2,568	1,979

Cash flows from investing activities
Purchases of property and equipment	(1,227)	(67)
Deposits under term sheets for potential acquisitions	(14,864)	-

Net cash used in investing activities	(16,091)	(67)

Cash flows from financing activities
Payments on long-term debt agreements	(14)	(6)
Issuance of convertible notes, net	26,099	-

Net cash provided by (used in) financing activities	26,085	(6)

Net increase in cash and cash equivalents	12,562	1,906

Cash and cash equivalents at beginning of period	10,868	1,836
Effect of change in foreign exchange rate on cash and cash equivalents	(437)	(39)

Cash and cash equivalents at end of period	$22,993	$3,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$-
Non-cash investing and financing activities:
Deposits paid under term sheets for porential acquisitions by related parties in exchange for reduction in amounts owed to the Company	$3,000	$-

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

							Accumulated Other	Total
	Preferred		Common		Additional	Accumulated	Comprehensive	Shareholders'
	Stock		Stock		Paid-In Capital	Deficit	Income	Equities
	No. of Shares	US$	No. of Shares	US$	US$	US$	US$	US$

As of January 1, 2008 (as restated, Note 14)	-	-	94,521	$95	$118,092	$(30,357)	$1,809	$89,639
Beneficial conversion feature on convertible notes (as restated, Note 14;)	-	-	-	-	44,000	-	-	44,000
Stock based compensation (as restated, Note 14;)	-	-	-	-	13,993	-	-	13,993
Net loss	-	-	-	-		(13,137)	-	(13,137)
Foreign currency translation adjustment	-	-	-	-	-	-	1,690	1,690
As of March 31, 2008 (unaudited, as restated, Note 14)	-	-	94,521	$95	$176,085	$(43,494)	$3,499	$136,185

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

Basis of Presentation

The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on September 29, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Please refer to our Annual Report on Form 10-K for Fiscal year 2007 filed with SEC on September 29, 2008 for the estimates.

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

	Three Months Ended
	March 31, 2008 (As restated, Note 14)	March 31, 2007
Basic and diluted net earnings (loss) per share:
Net income (loss)	$(13,137)	$1,687
Weighted average common shares outstanding	94,521	59,872
Effect of stock subscription payable	1,524	-
	96,045	59,872
Basic and diluted net income (loss) per share	$(0.13)	$0.03

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

NOTE 6 -Investment in Equity Investee (as restated, Note 14)

On August 31, 2007, the Company purchased an aggregate of 11,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of convertible preferred stock of China Bottles. The total consideration paid for the China Bottles investment was $25,427 consisting of $9,000 in cash and 2,133,333 shares of the Company’s common stock valued at $7.70 per share, the quoted market price of the Company’s common stock on August 31, 2007.

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

NOTE 7 - Acquisitions

Pilpol acquisition (as restated, Note 14)

On June 15, 2007, the Company, through its wholly-owned subsidiary Fine Lake, entered into a Stock Purchase Agreement (the “Agreement”) with Pilpol’s shareholders and acquired 100% of the outstanding equity of Pilpol. Pilpol owns and operates Nanning, a PRC bottled water production company located in Nanning, southern PRC. Pursuant to the Agreement, as amended on August 15, 2007, the purchase price for Pilpol was $5,332,522 in cash, as well as 1,523,578 shares of the Company’s common stock valued at 12,188,624. Initially, the shares were to be issued upon the registration of the Company’s Series A Convertible Preferred Stock. On August 15, 2007, the parties agreed to fix the number of shares of common stock to be issued at a future date to 1,523,578 shares of common stock. As of March 31, 2008, the registration has not yet occurred and no shares have been issued to Pilpol’s former stockholders.

The Company applied SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), when determining the classification of these stock subscriptions. While these subscriptions provide an obligation to issue a variable number of shares, they are classified as liabilities since a fixed monetary amount is known at inception. As of March 31, 2008, the shares consideration has not yet been issued. Accordingly, the Company has recorded the fixed monetary amount of $12.2 million within stockholder equity at March 31, 2008 as common stock to be issued.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition (in thousands). Intangible assets consist of customer-based intangible assets. Goodwill is not deductible for tax purposes. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$1,416
Accounts receivable	2,299
Inventories	646
Prepayments, deposits and other receivables	992
Amount due from directors	475
Plant and equipment	959
Amortizable intangible assets	2,116
Goodwill	11,441

TOTAL ASSETS PURCHASED	$20,344

Accounts payable	$594
Amount due to shareholders	331
Other payables and accrued expenses	33
Taxes payable	1,865

TOTAL LIABILITIES ASSUMED	$2,823

TOTAL CONSIDERATION	$17,521

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

NOTE 8 - Goodwill and Intangible Assets

The carrying values of goodwill and intangible assets are related with acquisitions of Pilpol and Shenyang :

	Goodwill (as restated, Note 14)	Intangible Assets, net
Acquisition of Pilpol and Shenyang	$12,577	$2,229
Amortization expense - 2007	-	(155)
Balance at December 31, 2007	12,577	2,074
Amortization expense - 2008		(80)
Balance at March 31, 2008	$12,577	$1,994

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

Convertible Notes Payable (as restated, Note 14)

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

The Notes are due three years from their issue date (the “Maturity Date”), and are convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $3.00, which prices are subject to adjustment pursuant to customary anti-dilution provisions and Volume-Weighted Average Price (“VWAP”) adjustments, as described in the Notes, or (b) $4.25. The quoted market price of the Company’s common stock at the date of the transaction was estimated to be $17.25 per share, and accordingly a beneficial conversion feature resulted.

In accordance with Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized the advantageous value of conversion rights attached to the convertible debt. Such rights give the debt holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value (quoted market price) of the common stock on the commitment date. This represents an embedded beneficial conversion feature which is to be valued separately upon issuance of the debt. The beneficial value was calculated based on the intrinsic value (the fair market value of the stock at the commitment date of $17.25 in excess of the conversion rate of $4.25) of the feature and was recorded as a discount to the related debt and an addition to additional paid-in-capital.

In this instance, the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debt, which was $44 million. Pursuant to EITF 98-5, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible debt. The discount is subsequently being amortized to interest expense over the remaining outstanding period of the related debt, which matures in January 2010 using the effective interest method.

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

NOTE 11 –Related Party Transactions

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

Stock Based Compensation (as restated, Note 14)

In May 2007, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain investors (“the Investors”) and issued 4,447,612 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”) (the “Share Sale”). Gross proceeds to the Company were $30,000,000. Each share of Preferred Stock was convertible into five shares of the Company’s common stock and entitled the holder to the same voting rights as holders of the Company’s common stock on an as converted basis. The Company received $26,358,000, net of offering costs of the Share Sale. In July 2007, all 4,477,612 shares of Preferred Stock were converted into 22,388,060 shares of the Company’s common stock.

In connection with the Share Sale, the Investors, the Company, Mr. Xu Hong Bin, a major shareholder of the Company, the Pinnacle Fund, as agent, and Loeb & Loeb LLP, as escrow agent, have entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”), whereby Mr. Xu Hong Bin has agreed to transfer 11,194,030 and 11,194,030 shares of the Company’s common stock owned by him to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The performance target for the Company’s fiscal year ended December 31, 2007 was the achievement of after-tax net income of at least $19,000,000. The performance target for the Company’s fiscal year ending December 31, 2008 is the achievement of after-tax net income of at least $30,000,000 and earnings per share of at least $0.30. The Company achieved the target for the year ended December 31, 2007.

The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million) was charged to income as stock-based compensation during the year ended December 31, 2007. Through March 31, 2008, the Company has accrued an additional $14 million as stock-based compensation as the Company believes it is probable that the performance target will be achieved for fiscal year ending December 31, 2008.

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

NOTE 14 – Restatements

Subsequent to the issuance of the Company’s interim consolidated financial statements of and for the period ended March 31, 2008, the Company determined that there were errors made in accounting for certain transactions in its December 31, 2007 and March 31, 2008 consolidated financial statements. These errors are as follows:

(A) The fair value of the shares of common stock issued to China Bottles as part of the acquisition consideration was estimated to be $3.50 per share. In addition, the fair value of the shares of common stock to be issued to Pilpol as part of the acquisition consideration was also estimated to be $3.50 per share. The quoted market price of the Company’s common stock on the dates of these acquisitions was $7.70 and $8.00 per share, respectively. The initial decrease in the estimated fair value of these shares was primarily due to consideration of the effects on the quoted market price related to price fluctuations, quantities traded, issue costs and the like. However, after further consideration, the Company determined that the quoted market price represented the best evidence of the fair value of its common stock issued in connection with these acquisitions and, as a result, the Company has restated its December 31, 2007 and March 31, 2008 consolidated financial statements to use quoted market price in accounting for these acquisitions.

(B) As a result of the Company’s determination that quoted market price represented the best evidence of the fair value of its common stock, the Company determined that the issuance of convertible notes in January 2008 included a beneficial conversion feature. The fair value of the Company’s common stock on the date of the convertible note issuance was originally estimated to be $4.25 per share based on the factors outlined in (A) above, which was equal to the conversion price of the notes. However, using quoted market price as fair value (which was $17.25 per share at the date of the issuance) results in a beneficial value attributable to the conversion feature of $44 million, as discussed in more detail in Note 10. As a result, the Company has restated its March 31, 2008 consolidated financial statements to record the beneficial conversion feature as a discount to the related debt and an addition to additional paid-in capital. The discount is being amortized as additional interest expense from the date of the convertible note issuance through the maturity date.

(C) On August 15, 2007, the Company and the former owners of Pilpol agreed to amend the purchase price to fix the number of shares to be issued in the Pilpol acquisition at 1,523,578 shares. As a result, on August 15, 2007, the Company should have reclassified the monetary value of these shares, which was $12,188,624, to stockholders’ equity, pursuant to SFAS No. 150. The Company has restated its December 31, 2007 and March 31, 2008 consolidated financial statements to reclassify this amount from acquisition consideration payable to stockholders’ equity.

(D) As discussed in Note 11, pursuant to an escrow agreement entered into in connection with a $30 million preferred stock offering in May 2007, Mr. Xu Hong Bin, the president and a major shareholder of the Company, agreed to transfer 11,194,030 and 1,194,030 shares of the Company’s common stock owned by him to the preferred stock investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The agreement to release the shares from escrow upon the achievement of certain criteria is presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million) should have been charged to income as stock-based compensation during the year ended December 31, 2007. In addition, through March 31, 2008, the Company should have accrued an additional $14 million as stock-based compensation as the Company believes it is probable that the performance target will be achieved for fiscal year ending December 31, 2008. As a result, the Company has restated its December 31, 2007 and March 31, 2008 consolidated financial statements to account for this escrow agreement as a separate compensatory arrangement between the Company and Mr. Xu Hong Bin.

The adjustments required to correct the errors discussed above resulted in the restatement of the Company’s December 31, 2007 and March 31, 2008 consolidated financial statements from amounts previously reported as follows:

Balance sheet:

	December 31, 2007		March 31, 2008
	As previously reported	As restated	As previously reported	As restated
Investment in unconsolidated equity investee	$18,264	$27,224	$19,629	$28,589
Goodwill	$5,721	$12,577	$5,721	$12,577
Total assets	$90,334	$106,150	$152,305	$168,121
Acquisition consideration payable, current portion	$6,393	$1,060	$6,393	$1,060
Total current liabilities	$21,060	$15,727	$27,658	$22,325
Convertible notes	$-	-	$50,000	$8,692
Total liabilities	$21,327	$15,994	$77,924	$31,283
Additional paid-in capital	$40,973	$118,092	$40,973	$176,085
Retained earnings (accumulated deficit)	$25,613	$(30,357)	$29,161	$(43,494)
Total stockholders’ equity	$68,490	$89,639	$73,720	$136,185
Total liabilities and stockholders’ equity	$90,334	$106,150	$152,305	$168,121

Statement of operations:

	For the three months ended March 31, 2008
	As previously reported	As restated
General and administrative expenses	$(1,579)	$(15,572)
Total operating expenses	$(1,620)	$(15,613)
Income (loss) from operations	$3,851	$(10,142)
Interest expense	$(985)	$(3,677)
Income (loss) before income taxes	$4,218	$(12,467)
Net income (loss)	$3,548	$(13,137)
Comprehensive income (loss)	$5,238	$(11,447)
Earnings (loss) per share
Basic	$0.04	$(0.13)
Diluted	$0.04	$(0.13)
Weighted average number of diluted shares outstanding	$98,035	$96,015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our SEC filings particularly the Company's Annual Report on Form 10-K filed on May 1, 2008, as subsequently amended on September 29, 2008. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Restatement

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 14, Restatement, of the Notes to Condensed Consolidated Financial Statements.

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

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Recent Developments

On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Heckmann Corporation, a Delaware corporation (“Parent”) and Heckmann Acquisition II Corp., a Delaware corporation and Parent’s wholly-owned subsidiary (“Acquisition Sub”). Pursuant to the terms of the Merger Agreement, we will be merged with and into Acquisition Sub (the “Merger”). At the date and time the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock (“Company Common Stock”) will be converted into the right to receive (i) 0.8 shares of common stock, par value $0.01 per share of Parent (“Parent Common Stock”), as such fraction may be adjusted in accordance with the Merger Agreement (the “Exchange Ratio”), and/or (ii) at the election of the holders of Company Common Stock, an amount in cash equal to US$5.00 per share of Company Common Stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. See the Company's Current Reports on Form 8-K filed on May 20, 2008 and September 29, 2008 for additional information on the Merger and a copy of the Merger Agreement and other agreements related to the Merger.

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

Net Income: Net income decreased $14.83 million, to $(13.14) million for three months ended March 31, 2008, from $1.69 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.14 for three months ended March 31, 2008, as compared to $0.03 for the same period last year.

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

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended
	March-31		Increase	% Increase
	2008	2007	(Decrease)	% (Decrease)
Revenue	$15,457	$6,217	$9,240	149%
Cost of sales	(9,986)	(4,263)	(5,723)	134%
Gross Profit	5,471	1,954	3,517	180%

Selling, general and administrative	(15,613)	(267)	(15,346)	-
Income (loss) from operations	(10,142)	1,687	(11,829)	-

Other Income and (Expenses)	123	-	123
Interest expenses	(3,677)	-	(3,677)

Minority interest	(136)	-	(136)
Income from equity investment	1,365	-	1,365

Income (loss) before income taxes	(12,467)	1,687	(14,154)	-

Provision for income taxes	(670)	-	(670)

Net income (loss)	$(13,137)	$1,687	$(14,824)	$-

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

Administrative Expenses. Administrative expenses include the costs associated with staff and support personnel who manage our business activities, professional fees paid to third party service providers, and a $14.0 million accrual for stock based compensation. Our administrative expenses excluding the stock based compensation were $1.58 million (10% of total sales) and $0.28 million (4% of total sales) for the three months ended March 31, 2008 and 2007, respectively. The increased administrative expenses were mainly due to increases in professional service fees related to our status as a public company.

Interest expense. Our interest expense were $3.68 million during the first quarter of 2008. On January 24, 2008, we issued $50 million of convertible notes. The interest rate is 7%. During period from January 24 through March 31, 2008, interest expense to pay the investors is $ 0.6 million, resulting from the amortization of deferred financing cost is $0.36 million, amortization of discount on convertible notes payable of $2.69 million, and interest expenses for the lines of credit and note payable is 0.03 million.

Income Taxes. For the three months ended March 31, 2007, we were exempted from income tax and thus incurred no income taxes cost, while for the same period in 2008, we recognized an income tax expense of $0.67 million.

Net Income. Net income decreased $14.83 million to $(13.14) million for three months ended March 31, 2008, from $1.69 million for the same period of last year due to the factors described above.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of members of their management, including our Chief Executive Officer ("CEO") and our interim Chief Financial Officer ("interim CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and interim CFO have concluded that the Company’s internal controls and procedures were not effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings, because of a material weakness in the internal controls over financial reporting identified by our independent auditors in connection with the audit of their fiscal 2007 year as discussed below and in their Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on May 1, 2008.

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

In addition, subsequent to the issuance of the Company’s consolidated financial statements for the three months ended March 31, 2008, included in its Original Form 10-Q, the Company determined that there were errors made in accounting for certain transactions in its consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

The Company has been and continues to strengthen procedures and controls, and is currently reviewing the matters identified during the course of the 2007 audit to determine how to most effectively remedy such issues. This Form 10-Q/A reflects the restatement of our Condensed Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008.

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

DATED: September 29, 2008

CHINA WATER AND DRINKS INC.

By:/s/ Xu Hong Bin
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