Form 10-Q/A
period 2008-06-30
China Water & Drinks Inc..
filed 2008-09-30
CIK 1344133

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

Explanatory Note

China Water and Drinks Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its consolidated financial statements for the three and six months ended June 30, 2008 as described in Note 14 – Restatement, of the Notes to the Condensed Consolidated Financial Statements. Subsequent to the issuance of the Company’s consolidated financial statements for the three and six months ended June 30, 2008, included in its Quarterly Report on Form 10-Q for the period ended June 30, 2008, as filed with the United States Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Form 10-Q”), the Company determined that there were errors made in accounting for certain transactions in its consolidated financial statements. The Company’s financial statements for the three and six months ended June 30, 2008 are being restated to correct these errors summarized as follows:

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

For the convenience of the reader, this Form 10-Q/A sets forth our Original Form 10-Q in its entirety, as amended by, and to reflect, the restatement. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•
Part I—Item 1—Financial Statements (Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidate Statements of Cash Flows, Consolidated Statements of Stockholder’s Equity, Restated, Note 14—Restatement; the restatement does not impact our Consolidated Statements of Cash Flows for any period presented),

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (Second Fiscal Quarter Financial Performance Highlights, Results of Operation), and

•	Part I—Item 4—Controls and Procedures.

This Form 10-Q/A has been as of a current date and includes as exhibits 31.1 and 32.1 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q for the fiscal quarter ended June 30, 2008.

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Condensed Consolidated Financial Statements

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of June 30, 2008	As of December 31, 2007
	(Unaudited) (As Restated, Note 14)	(As Restated, Note 14)
ASSETS
Current Assets
Cash and cash equivalents	$23,873	$10,868
Accounts receivable, net of allowance of $7 and $22 at June 30, 2008 and December 31, 2007 respectively	36,678	18,841
Due from related companies	3,996	8,697
Inventories, net	2,701	1,406
Prepayments	11,834	6,083
Other receivables	1,599	7,523
Total current assets	80,681	53,418
Property, plant and equipment, net	10,639	8,102
Other assets	8	7
Deposits	25,099	2,748
Deferred financing costs	5,050	-
Investment in unconsolidated equity investee	30,922	27,224
Intangible assets, net	14,889	2,074
Goodwill	15,982	12,577
TOTAL ASSETS	$183,270	$106,150

	As of June 30, 2008	As of December 31, 2007
	(Uuaudited) (As Restated, Note 14)	(As restated, Note 14)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,384	$3,856
Deferred revenues	3,246	3,550
Accrued expenses	5,803	922
Acquisition consideration payable, current portion	1,060	1,060
Current portion of line of credit	-	82
Current portion of long term debt	32	31
Value added taxes payable	6,421	5,762
Income taxes payable	2,277	320
Due to a related company	334	144
Total current liabilities	23,557	15,727
Convertible notes payable, net of discount of $37,651	12,349	-
Long-term portion of acquisition consideration payable	1,910	-
Long-term portion of line of credit	-	136
Long-term debt, less current portion	114	131
TOTAL LIABILITIES	37,930	15,994
Minority interests	3,213	517
Stockholders' Equity
Preferred stock (5,000,000 shares authorized, $0.001 par value, no shares issued)	-	-
Common stock (150,000,000 shares authorized, $0.001 par value, 94,521,393 shares issued and outstanding)	95	95
Additional paid-in capital	190,077	118,092
Accumulated deficit	(52,365)	(30,357)
Accumulated other comprehensive income	4,320	1,809
TOTAL STOCKHOLDERS' EQUITY	142,127	89,639
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,270	$106,150

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except per share data)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008 (As Restated, Note 14)	2007	2008 (As Restated, Note 14)	2007

Revenue	$32,486	$12,499	$47,943	$18,715
Cost of goods sold	(19,762)	(8,189)	(29,748)	(12,452)
Gross profit	12,724	4,310	18,195	6,263
Operating expenses:
Selling and marketing expenses	(363)	-	(404)	-
General and administrative expenses	(16,405)	(372)	(31,977)	(647)
Total operating expenses	(16,768)	(372)	(32,381)	(647)
Income (loss) from operations	(4,044)	3,938	(14,186)	5,616
Other income	109	8	232	8
Interest expense	(5,039)	(10)	(8,716)	(10)
Minority interest	(590)	-	(726)	-
Income from equity investment	2,333	-	3,698	-
Income (loss) before income taxes	(7,231)	3,936	19,968	5,614
Provision for income taxes	(1,640)	-	(2,310)	-
Net income (loss)	(8,871)	3,936	(22,008)	5,614
Foreign currency translation gain	821	507	2,511	467
Comprehensive income (loss)	$(8,050)	$4,443	$(19,497)	$6,081
Earnings (loss) per share:
Basic (Note 2)	$(0.09)	$0.13	$(0.23)	$0.28
Diluted (Note 2)	$(0.09)	$0.13	$(0.23)	$0.28
Weighted average number of shares outstanding:
Basic (Note 2)	96,045	29,866	96,045	20,052
Diluted (Note 2)	96,045	29,866	96,045	20,052

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except per share data)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net (loss) income (as restated, Note 14)	$(22,008)	$5,614
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	937	161
Reduction in provision for doubtful accounts	(15)	-
Income from equity method investment	(3,698)	-
Minority interest	726	-
Non-cash interest expense (as restated, Note 14)	7,200	-
Stock based compensation (as restated, Note 14)	27,985	-
Changes in operating assets and liabilities, net of business acquisitions:		-
Accounts receivable	(9,610)	(7,360)
Due from related companies	3,782	-
Inventories	(824)	(1,097)
Prepaid expenses and other receivables	1,420	(1,063)
Other assets	-	507
Due from director	-	2,154
Deposits	1,889	-
Deferred revenues and accrued expenses	477	(2,069)
VAT and income taxes payable	2,052	2,247
Accounts payable	182	-
Due to a related company	(1,306)	895
Due to director	-	(7,433)
Due to shareholder	-	381
Net assets acquired in acquisition	-	4,471
Net cash provided by (used in) operating activities	9,189	(2,592)

Cash flows used in investing activities
Purchases of property and equipment	(2,392)	(1,006)
Deposits under term sheets for potential acquisitions	(20,173)	(300)
Cash paid for acquisition of Grand Canyon, net of cash acquired of $736	(16,454)	-
Net cash used in investing activities	(39,019)	(1,306)

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

See accompanying Notes to Consolidated Financial Statements.

CHINA WATER AND DRINKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008
(In thousands, except per share data)

							Accumulated Other	Total
	Preferred		Common		Additional	Accumulated	Comprehensive	Stockholders'
	Stock		Stock		Paid-In Capital	Deficit	Income	Equity
	No. of Shares	US$	No. of Shares	US$	US$	US$	US$	US$

As of January 1, 2008 (as restated, Note 14)	-	-	94,521	$95	$118,092	$(30,357)	$1,809	$89,639
Net loss	-	-	-	-		(22,008)	-	(22,008)
Beneficial conversion feature on convertible notes (as restated, Note 14; Note 9)	-	-	-	-	44,000	-	-	44,000
Stock based compensation (as restated, Note 14; Note 11)	-	-	-	-	$27,985	-	-	$27,985
Foreign currency translation adjustment	-	-	-	-	-	-	2,511	2,511
As of June 30, 2008 (as restated, Note 14)	-	-	94,521	$95	$190,077	$(52,365)	$4,320	$142,127

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Please refer to our Annual Report on Form 10-K/A for fiscal year 2007 filed with SEC on September 29, 2008 for the estimates.

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

Acquisition Consideration Payable

Acquisition consideration payable consists of a payable of $1.1 million due in cash in connection with the Company’s 2007 acquisition of Shenyang, and $1.9 million due in cash in connection with the Company’s acquisition of Grand Canyon (Note 7).

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

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10,“Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory and relieved in cost of sales when a sale occurs. The Company does not bill customers for shipping and handling costs. Shipping and handling costs related to the movement of finished goods from the Company’s warehouse to the customer locations are reflected in selling, general and administrative expenses. The total shipping and handling costs reflected in selling, general and administrative expenses for the six month periods ended June 30, 2008 and 2007 were $59,379 and $16,714, respectively.

Earnings Per Share

A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below (all amounts are in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2008 (As restated, Note 14)	June 30, 2007	June 30, 2008 (As restated, Note 14)	June 30, 2007
Basic and diluted net earnings (loss) per share:
Net income (loss)	$(8,871)	$3,936	$(22,008)	$5,614
Weighted average common shares outstanding	94,521	29,866	94,521	20,052
Effect of stock subscription payable	1,524	-	1,524	-
	96,045	29,866	96,045	20,052
Basic and diluted net income (loss) per share	$(0.09)	$0.13	$(0.23)	$0.28

Warrants to purchase 1,792 and 1,931 shares of common stock, respectively, were not included in the dilution calculation for the three and six months ended June 30, 2008 as the effect would be anti-dilutive. In addition, 11,765 shares of common stock underlying convertible debt were not included in the dilution calculation for both the three and six months ended June 30, 2008 as the effect would be anti-dilutive. There were no dilutive securities outstanding for the three and six months ended June 30, 2007.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Accounts receivable, gross	$36,685	$18,863
Allowance, beginning of year	(22)	(274)
Amount credited to expenses	—	252
Accounts receivable written off	15	-
Allowance, end of period	(7)	(22)
Accounts receivable, net	$36,678	$18,841

NOTE 4 – Inventories

Inventories consist the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Inventories, net	$2,701	$1,406
Representing:
Raw materials	$2,523	$1,215
Work-in-progress	-	-
Finished goods	178	191
	$2,701	$1,406

 NOTE 5 - Property, Plant and Equipment, net

Property, plant and equipment consist primarily of manufacturing facilities and equipment owned and operated in China as follows:
	June 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$1,536	$1,303
Machinery and equipment	10,093	8,078
Motor vehicles	357	212
Office equipment	516	475
	12,502	10,068

Less: accumulated depreciation
Buildings	338	333
Machinery and equipment	2,824	2,069
Motor vehicles	91	74
Office equipment	208	179
	3,461	2,655

Construction in process	1,067	106

Investment property	531	583

Property, plant and equipment, net	$10,639	$8,102

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

Based on its available recent quoted market price from August 12, 2008 of $2 per share, the aggregate value of the company’s investment in China Bottles is approximately $72,000. Aggregate value is not indicative of fair value. The following table summarizes the assets and liabilities of China Bottles as of June 30, 2008 and December 31, 2007 respectively, and revenues, gross margin and net income for three and six months ended June 30, 2008, respectively:

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

	Three months ended June 30, 2008	Three months ended June 30, 2007
	(Unaudited) (As Restated, Note 14)	(Unaudited)
Revenue	$38,647	$17,603
Net income (loss)	$(8,286)	$4,050
Basic net income (loss) per common share	$(0.09)	$0.14
Diluted net income (loss) per common share	$(0.09)	$0.13
Basic shares used in per share calculation	96,045	29,866
Diluted shares used in per share calculation	96,045	34,360

	Six months ended June 30, 2008	Six months ended June 30, 2007
	(Unaudited) (As Restated, Note 14)	(Unaudited)
Revenue	$59,271	$27,434
Net income (loss)	$(20,820)	$5,594
Basic net income (loss) per common share	$(0.22)	$0.28
Diluted net income (loss) per common share	$(0.22)	$0.26
Basic shares used in per share calculation	96,045	20,052
Diluted shares used in per share calculation	96,045	24,546

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

NOTE 8 - Goodwill and Intangible Assets

Goodwill and intangible assets are related with acquisitions of Pilpol, Shenyang and Grand Canyon and consist of the following:

	Goodwill	Intangible assets, net
Acquisition of Pilpol, Shenyang, and Grand Canyon (as restated, Note 14)	$12,577	$2,229
Amortization expense – 2007	-	(155)
Balance at December 31, 2007 (as restated, Note 14)	12,577	2,074
Acquisition of Grand Canyon	3,405	12,974
Amortization expense – 2008	-	(159)
Balance at June 30, 2008 (as restated, Note 14)	$15,982	$14,889

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

The registration rights agreement provides the investors with certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the SEC on a timely basis. Under the registration rights agreement, the Company has agreed to file a registration statement with the SEC registering for resale the shares underlying the Notes on the 15th day following the earlier of (i) the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31,2007 or (ii) the latest date on which the Company is required to file its Form 10-K, subject to extension under Rule 12b-25. Furthermore, the Company has agreed to cause the registration statement to be declared effective as soon as possible, but in any event, no later than upon the earlier of (i) the 75th day following the filing date; provided that, if the SEC reviews and has written comments to the filed registration statement that would require the filing of a pre-effective amendment thereto with the SEC, then the effective date shall be the 105th day following the filing date or (ii) the fifth trading following the date on which the Company is notified by the SEC that the initial registration statement will not be reviewed and is no longer subject to review and comments. In the event that the Company does not file the registration statement timely and /or in the event that the registration statement is not declared effective in the timeframe noted above, the Company will be required to pay liquidated damages to the investors as a rate per annum equal to an additional 0.25% of the aggregate principal amount of the Notes outstanding as of the original issue date, to and including the 90th day thereafter or until the registration statement is filed and/or declared effective by the SEC, and 0.5% from the 91st day thereafter until the registration statement is filed and/or declared effective by the SEC.

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

The agreement to release the shares from escrow upon the achievement of certain criteria was presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million) was charged to income as stock-based compensation during the year ended December 31, 2007. Through June 30, 2008, the Company has accrued an additional $28 million ($14 million for each of the quarters ended March 31, 2008 and June 30, 2008) as stock-based compensation as the Company believes it is probable that the performance target will be achieved for fiscal year ending December 31, 2008.

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

NOTE 14 – Restatements

Subsequent to the issuance of the Company’s interim consolidated financial statements of and for the periods ended June 30, 2008, the Company determined that there were errors made in accounting for certain transactions in its December 31, 2007 and June 30, 2008 consolidated financial statements. These errors are as follows:

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

(B) As a result of the Company’s determination that quoted market price represented the best evidence of the fair value of its common stock, the Company determined that the issuance of convertible notes in January 2008 included a beneficial conversion feature. The fair value of the Company’s common stock on the date of the convertible note issuance was originally estimated to be $4.25 per share based on the factors outlined in (A) above, which was equal to the conversion price of the notes. However, using quoted market price as fair value (which was $17.25 per share at the date of the issuance) results in a beneficial value attributable to the conversion feature of $44 million, as discussed in more detail in Note 9. As a result, the Company has restated its June 30, 2008 consolidated financial statements to record the beneficial conversion feature as a discount to the related debt and an addition to additional paid-in capital. The discount is being amortized as additional interest expense from the date of the convertible note issuance through the maturity date.

(C) On August 15, 2007, the Company and the former owners of Pilpol agreed to amend the purchase price to fix the number of shares to be issued in the Pilpol acquisition at 1,523,578 shares. As a result, on August 15, 2007, the Company should have reclassified the monetary value of these shares, which was $12,188,624, to stockholders’ equity, pursuant to SFAS No. 150. The Company has restated its December 31, 2007 and June 30, 2008 consolidated financial statements to reclassify this amount from acquisition consideration payable to stockholders’ equity.

(D) As discussed in Note 11, pursuant to an escrow agreement entered into in connection with a $30 million preferred stock offering in May 2007, Mr. Xu Hong Bin, the president and a major shareholder of the Company, agreed to transfer 11,194,030 and 11,194,030 shares of the Company’s common stock owned by him to the preferred stock investors on a pro rata basis in the event that the Company does not meet certain performance targets for the years ended December 31, 2007 and 2008, respectively. The agreement to release the shares from escrow upon the achievement of certain criteria is presumed to be a separate compensatory arrangement between the Company and Mr. Xu Hong Bin. Accordingly, the fair value of the shares at the time they were placed into escrow ($56 million) should have been charged to income as stock-based compensation pursuant to SFAS No. 123(R) during the year ended December 31, 2007. In addition, through June 30, 2008, the Company should have accrued an additional $28 million ($14 million for each of the quarters ended March 31, 2008 and June 30, 2008) as stock-based compensation as the Company believes it is probable that the performance target will be achieved for fiscal year ending December 31, 2008. As a result, the Company has restated its December 31, 2007 and June 30, 2008 consolidated financial statements to account for this escrow agreement as a separate compensatory arrangement between the Company and Mr. Xu Hong Bin.

The adjustments required to correct the errors discussed above resulted in the restatement of the Company’s December 31, 2007 and June 30, 2008 consolidated financial statements from amounts previously reported as follows:

Balance sheet:

	December 31, 2007		June 30, 2008
	As previously reported	As restated	As previously reported	As restated
Investment in unconsolidated equity investee	$18,264	$27,224	$21,962	$30,922
Goodwill	$5,721	$12,577	$9,126	$15,982
Total assets	$90,334	$106,150	$167,454	$183,270
Acquisition consideration payable, current portion	$6,393	$1,060	$6,393	$1,060
Total current liabilities	$21,060	$15,727	$28,890	$23,557
Convertible notes	$-	-	$50,000	$12,349
Total liabilities	$21,327	$15,994	$80,914	$37,930
Additional paid-in capital	$40,973	$118,092	$40,973	$190,077
Retained earnings (accumulated deficit)	$25,613	$(30,357)	$37,939	$(52,365)
Total stockholders’ equity	$68,490	$89,639	$83,327	$142,127
Total liabilities and stockholders’ equity	$90,334	$106,150	$167,454	$183,270

Statement of operations:

	June 30, 2008
	For the three months ended		For the six months ended
	As previously reported	As restated	As previously reported	As restated
General and administrative expenses	$2,413	$16,405	$3,992	$31,977
Total operating expenses	$2,776	$16,768	$4,396	$32,381
Income (loss) from operations	$9,948	$(4,044)	$13,799	$(14,186)
Interest expense	$1,382	$5,039	$2,367	$8,716
Income (loss) before income taxes	$10,418	$(7,231)	$14,636	$(19,698)
Net income (loss)	$8,778	$(8,871)	$12,326	$(22,008)
Comprehensive income (loss)	$9,599	$(8,050)	$14,837	$(19,497)
Earnings (loss) per share
Basic	$0.09	$(0.09)	$0.13	$(0.23)
Diluted	$0.09	$(0.09)	$0.12	$(0.23)
Weighted average number of diluted shares outstanding	$109,602	$96,045	$109,741	$96,045

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our SEC filings particularly the Company's Annual Report on Form 10-K filed on July 12, 2008 as subsequently amended on September 29, 2008. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

☐
“China Water,” “we,” “us,” “CWDK,” “the Company” or “our Company” are references to the business of Olympic Forward Trading Company Limited. before the Company’s reorganization and to China Water and Drinks Inc. and its consolidated subsidiaries after the Share Exchange;

☐	“Guangdong Taoda” is a reference to our subsidiary, Guangdong Taoda Drink Company Limited;

☐	“Taoda Group” is a reference to our subsidiaries, Zhanjiang Taoda Drink Co. Limited, Changchun Taoda Beverage Co. Limited and Shandong Olympic Forward Drink Co. Limited;

☐	“Gain Dynasty is a reference to our subsidiary “Gain Dynasty Investments Limited;

☐	“Olympic” is a reference to our subsidiary, Olympic Forward Trading Company Limited;

☐	“Nanning” is a reference to our subsidiary Nanning Taoda Drink Company Limited;

☐	“Pilpol” is a reference to our subsidiary, Pilpol (HK) Biological Limited, which is Nanning’s parent company;

☐	“Shenyang” is a reference to our subsidiary, Shen Yang Aixin Industry Company Ltd;

☐
“China Bottles” is a reference to our 48% owned affiliate China Bottles, Inc., formerly known as Hutton Holdings Corporation;
“Grand Canyon” is a reference to our 67% owned subsidiary Guangzhou Grand Canyon Distilled Water Co., Ltd.;

☐	“China” and “PRC” are a reference to the People’s Republic of China;

☐	“RMB” is a reference to Renminbi, the legal currency of China;

☐	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

☐	“SEC” is a reference to the United States Securities and Exchange Commission;

☐	“Securities Act” is a reference to Securities Act of 1933, as amended;

☐	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended; and

☐
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

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

China Water and Drinks Inc.
100 %
Gain Dynasty Investments Ltd.
48 %
China Bottles Inc. (formerly known as Hutton Holdings Corporation)
100 %
Fine Lake International Ltd.
100 %
Favor Start Investments Ltd.
100 %
Olympic Forward Trading Company Ltd.
100 %
Pilpol (HK) Biological Ltd.
100 %
Prosper Focus Enterprise Ltd.
100 %
Guangdong Taoda Drink Co. Ltd.
100 %
Changchun Taoda Beverage Co. Ltd.
100 %
Nanning Taoda Drink Co. Ltd.
66.67%
Shenyang Aixin Industry Company Ltd.
67 %
Guangzhou Grand Canyon Pure Distilled Water Co. Ltd.
100 %
Zhanjiang Taoda Drink Co. Ltd.
100 %
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

In addition, we are in negotiations or has obtained non-binding letters of intent for the following acquisitions:

Acquisitions in Process

	Percentage of
	Business to be	Anticipated	Anticipated Closing	Annual Production Capacity
Location of Target	Acquired	Purchase Price (1)	Date (by quarter)	Small Bottles	Carboy Bottles
Beijing (2)	100%	$6.0 million	Third Quarter of 2008	247.1 million	8.2 million

Changsha, Hunan Province	100%	$5.3 million	Third Quarter of 2008	178.5 million	—

Harbin, Heilongjiang Province	100%	$13.6 million	Third Quarter of 2008	329.5 million	3.4 million

(1)	Some acquisitions could include stock, subject to consent of Heckmann Corporation.
(2)	Acquisition of a plant under construction.

Financing Transaction During the Second Quarter of 2008

We did not engage significant financing transaction during the second quarter of 2008.

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

Net Income: Net income decreased by $12.81 million, to $(8.87) million for three months ended June 30, 2008, from $3.94 million for the same period of last year.

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

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended
	June 30,
	2008	2007	Change	% Increase
Revenue	$32,486	$12,499	$19,987	160%
Cost of sales	(19,762)	(8,189)	(11,573)	141%
Gross Profit	12,724	4,310	8,414	195%

Selling, general and administrative expense	(16,768)	(372)	(16,396)	(4408)%
Income (loss) from operations	(4,044)	3,938	(8,027)	(204)%

Interest expense	(5,039)	(10)	(5,019)	(50,190)%
Other Income	109	8	101	1,262%
Income from equity investment	2,333	-	2,333	N/A
Minority interest	(590)	-	(590)	N/A
Income (loss) before income taxes	(7,231)	3,936	(11,173)	(284)%

Provision for income taxes	(1,640)	-	(1,640)	N/A

Net income (loss)	$(8,871)	$3,936	$(12,807)	$(325)%

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

Administrative Expenses. Administrative expenses include an expense of approximately $14 million relating to stock based compensation pursuant to the make good escrow agreement entered into in connection with our 2007 equity financing transaction, and the costs associated with staff and support personnel who manage our business activities and professional fees paid to third party service providers. Our administrative expenses were $16.41 million (51% of total sales) and $0.4 million (3% of total sales) for the three months ended June 30, 2008 and 2007, respectively. The increased administrative expenses were mainly due to compensation charge relating to our CEO, Xu Hong Bin’s obligations under the make good escrow agreement with certain investors that was entered into in connection with the Company equity financing transaction in May 2007 and the increases in professional service fees related to our status as a public company.

Interest expense. Our interest expense was approximately $5.04 million during the second three months of 2008. On January 24, 2008, we issued $50 million aggregate principal amount of convertible notes, which bear interest at the rate of 7% per year. From April 1 through June 30, 2008, interest expense consisted of cash interest payments of $0.88 million on the convertible notes, amortization of deferred financing cost of $0.49 million, amortization of $3.66 million relating to a beneficial conversion feature recorded in connection with issuance of the convertible notes, and other interest expense for the lines of credit and note payable.

Income Taxes. For the three months ended June 30, 2007, we were exempt from income tax and thus incurred no income tax cost, while for the same period in 2008, we recognized income tax expense of $1.64 million.

Net Income. Net income decreased by $12.81 million, to $(8.87) million for three months ended June 30, 2008, from $3.94 million for the same period of last year due to the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

All amounts in thousands of U.S. dollars, except percentages.

	Six Months Ended
	June 30,
	2008	2007	Change	% Increase
Revenue	$47,943	$18,715	$29,228	156%
Cost of sales	(29,748)	(12,452)	(17,296)	139%
Gross Profit	18,195	6,263	11,932	191%
Selling, general and administrative	(32,381)	(647)	(31,734)	(4,904)%
Income (loss) from operations	(14,186)	5,616	(19,802)	(353)%
Interest expense	(8,716)	(10)	(8,706)	(87,060)%
Other Income	232	8	224	2,800%
Minority interest	(726)	-	(726)	N/A
Income from equity investment	3,698	-	3,698	N/A
Income (loss) before income taxes	(19,968)	5,614	(25,312)	(451)%
Provision for income taxes	(2,310)	-	(2,310)	N/A
Net income (loss)	$(22,008)	$5,614	$(27,622)	$(492)%

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

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2008 and 2007.

	% of Sales Revenues
	Six months ended June 30, 2008	Six months ended June 30, 2007
Sales by Product Category
Bottle-sized water	81%	69%
Carboy-sized bottled water	16%	31%
Others	3%	-
Total sales volume	100%	100%

	Six months ended June 30, 2008	Six months ended June 30, 2007
Sales by Source Category
Own-brand and Private Labels	79%	87%
OEM	18%	13%
Others (1)	3%	-
Total sales volume	100%	100%
(1) Consists of excess pre-forms and PET raw materials.

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

Gross Profit. Our gross profit increased by $11.93 million, or 191%, to $18.19 million for the six months ended June 30, 2008 from $6.26 million during the same period in 2007. Gross profit as a percentage of revenues was 38% for the six months ended June 30, 2008, an increase of 5% from 33% during the same period in 2007. Such percentage increase was mainly attributable to the automation of our PET bottle production facility that we introduced in late 2007 which created operational efficiencies in all product categories.

Selling Expenses. Our selling expenses were $0.4 million for the six months ended June 30, 2008 while the amount was minimal for the same period in 2007. As a percentage of revenues, selling expenses were 1% for the six months ended June 30, 2008. These increases mainly result from the increase in freight charges, and compensation paid to our sales and marketing personnel.

Administrative Expenses. Our administrative expenses were $31.98 million (66.7% of total sales) and $0.6 million (3% of total sales) for the six months ended June 30, 2008 and 2007, respectively. The increased administrative expenses were mainly due to compensation charge relating to our CEO, Xu Hong Bin’s obligations under the make good escrow agreement with certain investors that was entered into in connection with the Company equity financing transaction in May 2007 and the increases in professional service fees related to our status as a public company.

Interest expense. Our interest expense was approximately $8.72 million during the first six months of 2008. On January 24, 2008, we issued $50 million aggregate principal amount of convertible notes, which bear interest at the rate of 7% per year. From January 24 through June 30, 2008, interest expense consisted of cash interest payments of $1.48 million on the convertible notes, amortization of deferred financing cost of $0.85 million, and amortization of $6.3 million relating to a beneficial conversion feature recorded in connection with issuance of the convertible notes. The balance was interest expense for lines of credit and notes payable and bank handling fees.

Income Taxes. For the six months ended June 30, 2007, we were exempt from income tax and thus incurred no income taxes, while for the same period in 2008, we recognized income tax expense of $2.3 million.

Net Income (loss). Net income decreased by $27.62 million to $(22.01) million for the six months ended June 30, 2008, from $5.61 million for the same period of last year due to the factors described above.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During the fiscal quarter ending June 30, 2008, under the supervision and with the participation of members of our management, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our president, as the principal executive officer and principal financial officer, has concluded that the Company’s internal controls and procedures were not effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings, because of a material weakness in the internal controls over financial reporting identified by our independent auditors in connection with the audit of our fiscal 2007 year as discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In addition, subsequent to the issuance of the Company’s consolidated financial statements for the three and six months ended June 30, 2008, included in its Original Form 10-Q, the Company determined that there were errors made in accounting for certain transactions in its consolidated financial statements.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls over Financial Reporting

The Company has been and continues to strengthen procedures and controls, and continues reviewing the matters identified during the course of the 2007 audit to determine how to most effectively remedy such issues. This Form 10-Q/A reflects the restatement of our Condensed Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2008.

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